Form 10-Q
period 1996-03-31
AMERICA ONLINE INC
filed 1996-05-15
CIK 883780

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:    March 31, 1996

                                     OR

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of               1934

     For the transition period from                      to

                           Commission File Number:
                                   0-19836

                            America Online, Inc.
           (Exact name of registrant as specified in its charter)

                         Delaware
54-1322110
     (State or other jurisdiction of         (I.R.S. Employer Identification
No.)
     incorporation or organization)

          8619 Westwood Center Drive, Vienna, Virginia  22182-2285
            (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:    (703) 448-8700

Former name, former address, and former year, if changed since last report:
Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes           X               No

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
     Shares outstanding on April 30,
1996................................................90,765,066

                            AMERICA ONLINE, INC.

                                    INDEX
                                                             Page

PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets-March 31, 1996
            and June 30, 1995                                  3

            Consolidated Statements of Operations-Three
            months ended March 31, 1996 and 1995               4

            Consolidated Statements of Operations-Nine
            months ended March 31, 1996 and 1995               5

            Consolidated Statements of Cash Flows-Nine
            months ended March 31, 1996 and 1995               6

            Notes to Consolidated Financial Statements         7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations     11


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                  19

Signatures                                                    20

Exhibit Index                                                 21

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands, except share data)

                                                March 31,          June 30,
                                                   1996             1995
ASSETS

Current assets:
  Cash and cash equivalents                     $119,202          $45,877
  Short-term investments                          10,130           18,672
  Trade accounts receivable                       39,355           32,176
  Other receivables                               18,774           11,381
  Prepaid expenses and other current assets       46,495           25,527
          Total current assets                   233,956          133,633

Property and equipment at cost, net               91,646           70,919

Other assets:
  Product development costs, net                  37,022            18,949
  Deferred subscriber acquisition costs, net     277,615            77,229
  License rights, net                              4,000             5,579
  Other assets                                    27,069             9,121
  Deferred income taxes                          118,432            35,627
  Goodwill, net                                   53,554            54,356
                                            $    843,294          $405,413

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                     $   136,407         $  84,640
  Accrued personnel costs                          7,410             2,863
  Other accrued expenses and liabilities          84,313            23,509
  Deferred revenue                                33,527            20,021
  Line of credit                                       -               484
  Current portion of long-term debt and
    capital lease obligations                      1,735             1,845
          Total current liabilities              263,392           133,362

Long-term liabilities:
  Notes payable                                   20,061            17,369
  Capital lease obligations                        1,098             2,158
  Deferred income taxes                          118,432            35,627
  Deferred rent                                      332                85
          Total liabilities                      403,315           188,601

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, none issued                            -                 -
  Common stock, $.01 par value, 300,000,000 shares
    authorized, 89,946,490 and 76,727,477 shares
    issued and outstanding at March 31, 1996
    and June 30,1995, respectively                   899               767
  Additional paid-in capital                     462,913           252,668
  Accumulated deficit                            (23,833)          (36,623)
          Total stockholders' equity             439,979           216,812
                                               $ 843,294        $  405,413

See accompanying notes.
                                       3

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands, except per share data)

                                            Three months ended
                                                 March 31,
                                           1996             1995
Revenues:

   Online service revenues                 $285,481          $95,391

   Other revenues                            26,859           13,713

       Total revenues                       312,340          109,104

Costs and expenses:

   Cost of revenues                          183,644          66,526

   Marketing                                  56,789          20,234

   Product development                        15,398           3,313

   General and administrative                 29,973          11,421

   Acquired research and development               -           7,550

   Amortization of goodwill                    1,816             551

       Total costs and expenses              287,620         109,595

Income (loss) from operations                 24,720            (491)

Other income                                   1,280             829

Merger expenses                                 (848)              -

Income before provision for
   income taxes                               25,152             338

Provision for income taxes                   (10,025)         (3,634)

Net income (loss)                     $       15,127     $    (3,296)


Earnings (loss) per share            $          0.14        $  (0.05)

Weighted average shares outstanding          111,232           71,016

See accompanying notes.
                                         4

AMERICA ONLINE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
      (Unaudited)
(amounts in thousands, except per share data)

                                              Nine months ended
                                                 March 31,
                                            1996           1995

Revenues:

   Online service revenues          $       688,485    $   211,045

   Other revenues                            70,902         31,390

      Total revenues                        759,387        242,435

Costs and expenses:

   Cost of revenues                         448,649        142,290

   Marketing                                145,871         47,856

   Product development                       35,308          8,664

   General and administrative                74,439         24,910

   Acquired research and development         16,981         50,335

   Amortization of goodwill                   5,228            551

      Total costs and expenses              726,476        274,606

Income (loss) from operations                32,911        (32,171)

Other income                                  3,572          2,301

Merger expenses                                (848)        (1,710)

Income (loss) before provision for
   income taxes                              35,635        (31,580)

Provision for income taxes                  (21,885)        (9,977)

Net income (loss)                         $  13,750     $  (41,557)


Earnings (loss) per share:                $    0.13     $    (0.62)

Weighted average shares outstanding         108,346         67,529

See accompanying notes.
                                    5

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

                                             Nine months ended March 31,
                                                 1996           1995
Cash flows from operating activities
 Net income (loss)                               $13,750        $(41,557)
 Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
   Depreciation and amortization                  23,106           5,240
   Amortization of subscriber acquisition costs   76,173          37,936
   Loss on sale of property and equipment             44              37
   Charge for acquired research and development   16,981          50,335
   Changes in assets and liabilities:
     Trade accounts receivable                    (6,851)         (2,989)
     Other receivables                            (7,393)        (10,138)
     Prepaid expenses and other current assets   (20,968)        (12,831)
     Deferred subscriber acquisition costs      (276,559)        (65,526)
     Other assets                                (18,129)           (373)
     Trade accounts payable                       51,653          41,808
     Accrued personnel costs                       4,547             733
     Other accrued expenses and liabilities       60,641             599
     Deferred revenue                             13,506           4,383
     Deferred income taxes                        21,885           9,360
     Deferred rent                                   247             (10)

     Total adjustments                           (61,117)         58,564

Net cash provided by (used in) operating
     activities                                  (47,367)         17,007

Cash flows from investing activities:
 Short-term investments                            8,542            (708)
 Purchase of property and equipment              (33,963)        (33,388)
 Product development costs                       (22,675)         (6,693)
 Sale of property and equipment                        -             180
 Purchase costs of acquired businesses            (5,857)        (19,648)

Net cash used in investing activities            (53,953)        (60,257)

Cash flows from financing activities:
 Proceeds from issuance of common stock, net     173,607            4,526
   Principal and accrued interest payments on
   revolving line of credit and long-term debt      (783)          (2,612)
 Proceeds from revolving line of credit
   and issuance of long-term debt                  3,000           12,295
 Proceeds (payments) under capital lease
   obligations                                    (1,179)             355

Net cash provided by financing activities        174,645           14,564

Net increase (decrease) in cash and cash
    equivalents                                   73,325          (28,686)
Cash and cash equivalents at beginning of period  45,877           44,093

Cash and cash equivalents at end of period      $119,202          $15,407

Supplemental cash flow information
 Cash paid during the period for:
   Interest                                        1,251              321
   Income taxes                                        -                -

See accompanying notes.
                                         6

                  AMERICA ONLINE, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Prior period financial statements have been restated for business combinations accounted for under the pooling of interests method of accounting unless the effect of the business combination is not material to the consolidated financial statements of the Company. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1996. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

Note 2. Stockholders' Equity

     In October 1995 the Company completed a public stock offering of 3,913,266 shares of common stock at a price of $29.1875 per share. Pursuant to an option granted to the underwriters to cover overallotments, an additional 1,050,000 shares of common stock were sold to the public in November 1995 at a price of $29.1875 per share.

     In October 1995, the Shareholders of the Company approved an increase of its authorized common stock to 300,000,000 shares.

     In November 1995, the Company effected a two-for-one split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock split.

Note 3. Change in Accounting Estimate

     Effective July 1, 1995, the Company modified the components of subscriber acquisition costs deferred, and changed the period over which it amortizes subscriber acquisition costs. The period over which the Company amortizes subscriber acquisition costs was changed from twelve and eighteen months to twenty-four months, in order to more appropriately match subscriber acquisition costs with associated online service revenues. The effect of this change in accounting estimate for the three and nine months ended March 31, 1996 was to increase the net income by $15,922,000 ($.14 per share) and $23,781,000 ($.22 per share), respectively.


Note 4. Income Taxes

     The components of the provision for income taxes are as follows:

                                         Nine
                        Quarter         Months
                         Ended           Ended
                       3/31/96         3/31/96
Current:
  Federal              $         -     $          -
  State                          -                -
  Total current        $         -     $          -
Deferred:
  Federal              $ 8,970,000     $ 19,580,000
  State                  1,055,000        2,305,000
  Total deferred       $10,025,000     $ 21,885,000
Total                  $10,025,000     $ 21,885,000

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before provision for income taxes as follows:

                                                                Nine
                                            Quarter            Months
                                             Ended              Ended
                                            3/31/96            3/31/96

Tax computed at statutory rate             $  8,552,000        $ 12,695,000
Increase resulting from:
  State taxes, net of federal income
  tax benefit                                 1,055,000           2,305,000
  Non-deductible charge for purchased
    research and development                          -           5,773,000
  Loss for which no tax benefit is
    derived                                     180,000             662,000
  Other                                         238,000             450,000
                                            $10,025,000        $ 21,885,000

     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes, primarily relating to subscriber acquisition and product development costs.

     As of March 31, 1996, the Company had available net operating loss carryforwards of approximately $394,237,000 for tax purposes, which will be available, subject to certain annual limitations, to offset future taxable income. If not used, these loss carryforwards will expire between 2002 and 2011. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

     Significant components of the Company's deferred tax liabilities and assets as of March 31, 1996 are as follows:

Deferred tax liabilities:
  Capitalized software costs                     $   13,935,000
  Deferred subscriber acquisition costs             104,497,000
     Net deferred tax liabilities                $  118,432,000

Deferred tax assets:
  Net operating loss carryforward                $  148,740,000
     Total deferred tax assets                      148,740,000
  Valuation allowance for deferred assets           (30,308,000)
     Net deferred tax assets                     $  118,432,000

Note 5.  Business Combinations

     On February 1, 1996, the Company completed its merger with Johnson-Grace Company (JG), in which JG became a wholly-owned subsidiary of the Company.
The Company issued 1,617,778 shares of its common stock for all the outstanding common and preferred stock of JG. Additionally, 72,429 shares of the Company's common stock were reserved for outstanding stock options issued by JG and being assumed by the Company. The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the accounts and operations of JG for all periods presented prior to the merger.

      Separate results of the combining entities for the nine months ended March 31, 1996 and 1995 are as follows:

                        Nine Months ended          Nine Months ended
                         March 31, 1996              March 31, 1995
Total revenues
AOL                       $    759,304,000           $   242,435,000
JG                               1,272,000                         -
Less intercompany sales         (1,189,000)                        -
                          $    759,387,000           $   242,435,000

Net income (loss)
AOL                       $     18,375,000           $   (39,836,000)
JG                              (3,777,000)               (1,721,000)
Less intercompany                 (848,000)                        -
                          $     13,750,000           $   (41,557,000)

Note 6.  Legal Proceedings

     From July 1995 through November 1995, thirteen class action suits were filed against the Company in a number of state courts seeking unspecified damages for alleged breach of contract, fraud and unfair trade practices arising from the Company's billing practices. The primary substantive allegations in each case involve claims of overcharging customers arising out of changes to the Company's billing system relating to the costs the Company incurs in providing telecommunications services. The cases allege that certain aspects of the Company's billing practices were not disclosed to customers. The Company does not believe that these proceedings will have a material effect on the financial position of the Company.

Note 7.  Subsequent Events

     In May 1996, the Company entered into a joint venture with Mitsui & Co., Ltd. (Mitsui) and Nihon Keizai Shimbun, Inc., (Nikkei) to offer interactive online services in Japan. The joint venture will consist of America Online owning 50%, Mitsui 40% and Nikkei 10% . Mitsui and Nikkei will contribute approximately $56 million to fund the launch of the service. In addition, Mitsui purchased 1,000 shares of convertible preferred stock in America Online for approximately $28 million. The preferred stock is convertible to common stock and converts upon the second anniversary of the formation of the Joint Venture, together with an accrued dividend of 4%, at fair market value of common stock at the time of conversion.

     In connection with the move of the Company's headquarters to Sterling, Virginia, in March 1996, the Company entered into a Purchase Agreement pursuant to which the Company agreed to purchase unimproved land, and in April 1996, the Company entered into a Purchase Agreement pursuant to which the Company agreed to purchase improved land contiguous with the unimproved land. The Company did not close on the Purchase Agreements, and in May 1996, the Company assigned its rights and obligations under the Purchase Agreements to a limited partnership. Also in May 1996, the limited partnership closed under the Purchase Agreements and purchased the properties and at that time arranged to finance various building improvements and expansion. Commencing on approximately December 31, 1996, the limited partnership will lease the properties to the Company for an initial five-year term, renewable up to a maximum term of thirty-seven years for a total commitment of approximately $46,600,000.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

     The Company's online service revenues are generated primarily from subscribers paying a monthly membership fee and hourly charges based on usage in excess of the number of hours of usage provided as part of the monthly fee.

     Through December 31, 1994, the standard monthly membership fee for the AOL Brand (AOL), which includes five hours of service, was $9.95, with a $3.50 hourly fee for usage in excess of five hours per month. Effective January 1, 1995 the hourly fee for usage in excess of five hours per month decreased from $3.50 to $2.95, while the monthly membership fee remained unchanged at $9.95.

     In May 1996, the Company announced an additional pricing plan for AOL to improve retention among its heavier users. The new pricing plan, which becomes effective July 1, 1996, includes 20 hours of service for $19.95, with a $2.95 hourly fee for usage in excess of 20 hours per month. The Company expects that the new pricing plan will result in an increased number of hours of usage relative to revenues and a reduction in gross margin. The Company expects that this impact will partially be offset by lower per hour data network costs as a higher percentage and more network traffic is carried on AOLnet (see Cost of Revenues).

     In October 1995, the Company launched its Internet service, Global Network Navigator (GNN). The service is aimed at the segment of online consumers who seek a full-featured Internet-based service. The current standard monthly membership fee for GNN, which includes 20 hours of service, is $14.95, with a $1.95 hourly fee for usage in excess of the 20 hours per month.

     The Company's other revenues are generated primarily from the sale of merchandise, data network services, online transactions and advertising, production services as well as development and licensing fees.

     The online services and Internet markets are highly competitive. The Company believes that existing competitors, which include, among others, commercial online services such as CompuServe and Prodigy, Internet-based services, including, among others, the Microsoft Network, and Internet service providers such as long distance and regional telephone companies, are likely to enhance their service offerings. In addition, new competitors, including Internet directory services and various media companies, have entered or announced plans to enter the online services and Internet markets, resulting in greater competition for the Company. The competitive environment could require additional pricing programs and increased spending on marketing, content procurement and product development; limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limit the Company's ability to grow its subscriber base; and result in increased attrition in the Company's subscriber base.
Any of the foregoing events could result in an increase in costs as a percentage of revenues, and may have a material adverse effect on the Company's financial condition and operating results.

Results of Operations

Online Service Revenues

     For the three months ended March 31, 1996, online service revenues increased from $95,391,000 to $285,481,000, or 199%, over the three months ended March 31, 1995. This increase was primarily attributable to a 138% increase in the number of AOL subscribers. The percentage increase in online service revenues for the three months ended March 31, 1996 was greater than the percentage increase in AOL subscribers principally due to an increase in the average monthly online service revenue per AOL subscriber, which increased from $16.34 in the three months ended March 31, 1995 to $18.72 in the three months ended March 31, 1996.

     For the nine months ended March 31, 1996, online service revenues increased from $211,045,000 to $688,485,000, or 226%, over the nine months ended March 31, 1995. This increase was primarily attributable to a 138% increase in the number of AOL subscribers. The percentage increase in online service revenues for the nine months ended March 31, 1996 was greater than the percentage increase in AOL subscribers principally due to an increase in the average monthly online service revenue per AOL subscriber, which increased from $16.14 in the nine months ended March 31, 1995 to $18.14 in the nine months ended March 31, 1995.

Other Revenues

     For the three months ended March 31, 1996, other revenues, consisting principally of the sale of merchandise, data network services, online transactions and advertising, production services as well as development and licensing fees increased from $13,713,000 to $26,859,000, or 96% over the three months ended March 31, 1995. For the nine months ended March 31, 1996 other revenues increased from $31,390,000 to $70,902,000 or 126% over the nine months ended March 31, 1995. The increase in both periods was primarily attributable to an increase in the sale of merchandise, data network revenues from ANS CO+RE Systems, Inc. ("ANS"), acquired in February 1995, and online transaction and advertising revenues.

Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data and voice communication costs, costs associated with operating the data centers and providing customer support, royalties paid to information and service providers and cost of merchandise sold. For the three months ended March 31, 1996 cost of revenues increased from $66,526,000 to $183,644,000, or 176%, over the three months ended March 31, 1995 and decreased as a percentage of total revenues from 61.0% to 58.8%. For the nine months ended March 31, 1996 cost of revenues increased from $142,290,000 to $448,649,000, or 215%, over the nine months ended March 31, 1995 and increased as a percentage of total revenues from 58.7% to 59.1%.

     The increase in cost of revenues was primarily attributable to an increase in data communications costs, customer support costs and royalties paid to information and service providers. Data communication costs increased primarily as a result of the larger customer base and more usage by customers. Customer support costs, which include personnel and telephone costs associated with providing customer support, were higher as a result of the larger customer base and a large number of new subscriber registrations. Royalties paid to information and service providers increased as a result of a larger customer base, more usage and the Company's addition of more service content to broaden the appeal of the AOL service.

     The decrease in cost of revenues as a percentage of total revenues for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is primarily attributable to a decrease in data communications costs and production costs related to production service revenues (as a percentage of total revenues), partially offset by an increase in leased equipment costs and royalties.

     The increase in cost of revenues as a percentage of total revenues for the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995 is primarily attributable to: (1) an increase in costs associated with providing data network services, related to ANS; (2) an increase in leased equipment costs; and (3) an increase in royalties. The aforementioned increase was partially offset by a decrease in customer support costs and data network costs.

     In late fiscal 1995, the Company launched AOLnet, a proprietary TCP/IP network that is owned and operated by the Company. The Company has formed AOLnet in order to increase its network capacity, provide its members with more reliable, higher speed access, and to reduce the costs of data communication charges. As the Company builds AOLnet, it is managing traffic to this network, and currently approximately 50% of overall network traffic is generated on AOLnet. The buildout of AOLnet requires a substantial investment in telecommunications equipment, which the Company is financing principally through leasing. As the size of AOLnet increases, and an increasingly higher percentage of overall network traffic is generated on AOLnet, it is expected that the Company's communications costs will become more fixed in nature, rather than variable. The overall per hour costs of providing data communications, however, is expected to decrease.

Marketing

     Marketing expenses include the costs to acquire and retain subscribers and other general marketing expenses. For the three months ended March 31, 1996, marketing expenses increased from $20,234,000 to $56,789,000, or 181%, over the three months ended March 31, 1995, and decreased as a percentage of total revenues from 18.6% to 18.2%. For the nine months ended March 31, 1996, marketing expenses increased from $47,856,000 to $145,871,000, or 205%, over the nine months ended March 31, 1995, and decreased as a percentage of total revenues from 19.7% to 19.2%. The increase in marketing expenses for the three and nine months ended March 31, 1996 versus the comparable periods of 1995, was primarily due to an increase in the number and size of marketing programs to expand the Company's subscriber base as well as new branding programs which began in August 1995. The decrease in marketing expenses as a percentage of total revenues for the three months ended March 31, 1996 versus the comparable period of 1995 is primarily attributable to the change in accounting estimate effective July 1, 1995 (see Note 3 of Notes to Consolidated Financial Statements), partially offset by an increase in personnel related costs. The decrease in marketing expenses as a percentage of total revenues for the nine months ended March 31, 1996 versus the comparable period of 1995 is primarily attributable to the aforementioned change in accounting estimate as well as marketing expenses related to production service revenues.

     For the three months ended March 31, 1996, subscriber acquisition costs, before capitalization and amortization, increased from $32,478,000 to $132,414,000 or 308% over the three months ended March 31, 1995. For the nine months ended March 31, 1996, subscriber acquisition costs, before capitalization and amortization, increased from $65,526,000 to $306,661,000 or 368% over the nine months ended March 31, 1995. Due to seasonality factors, such as reduced computer-related consumer spending and the reduced effectiveness of consumer marketing programs in the summer months, and the expected launch of an upgraded service offering, the Company does not plan to spend as aggressively on acquisition marketing in the fourth quarter of fiscal 1996 as compared to the third quarter of fiscal 1996. As a result of the combination of less aggressive acquisition marketing spending and higher subscriber attrition, which the Company believes is related primarily to the large number of subscribers acquired in the most recent two quarters, the growth in subscribers is expected to slow through the first quarter of fiscal 1997.

Product Development

     Product development costs include research and development expenses, other product development costs and the amortization of software costs. For the three months ended March 31, 1996, product development costs increased from $3,313,000 to $15,398,000, or 365%, over the three months ended March 31, 1995, and increased as a percentage of total revenues from 3.0% to 4.9%. For the nine months ended March 31, 1996, product development costs increased from $8,664,000 to $35,308,000, or 308%, over the nine months ended March 31, 1995, and increased as a percentage of total revenues from 3.6% to 4.7%. The increase in product development costs was attributable to an increase in personnel costs related to an increase in the number of technical employees. Product development costs, before capitalization and amortization, increased by 300% and 260% in the three and nine months ended March 31, 1996, respectively.

General and Administrative

     For the three months ended March 31, 1996, general and administrative expenses increased from $11,421,000 to $29,973,000, or 162%, over the three months ended March 31, 1995, and decreased as a percentage of total revenues from 10.5% to 9.6%. For the nine months ended March 31, 1996, general and administrative expenses increased from $24,910,000 to $74,439,000, or 199%, over the nine months ended March 31, 1995, and decreased as a percentage of total revenues from 10.3% to 9.8%. The increase in general and administrative costs was principally attributable to higher office, travel and personnel expenses related to an increase in the number of employees. The decrease in general and administrative costs as a percentage of total revenues was the result of substantial growth in revenues, which more than offset the additional general and administrative costs, combined with the semi-variable nature of many of the general and administrative costs.

Acquired Research and Development

     Acquired research and development costs, totaling $16,981,000 for the nine months ended March 31, 1996, relate to in-process research and development purchased pursuant to the Company's acquisition of Ubique, Ltd. in September 1995.

Amortization of Goodwill

     Amortization of goodwill relates principally to the Company's acquisitions of ANS and Global Network Navigator, Inc., which resulted in approximately $56 million of goodwill. The goodwill related to these acquisitions is being amortized on a straight-line basis over periods ranging from 5 - 10 years.

Other Income

     Other income consists primarily of investment income net of interest expense. For the three months ended March 31, 1996, other income increased from $829,000 to $1,280,000, over the three months ended March 31, 1995. For the nine months ended March 31, 1996, other income increased from $2,301,000 to $3,573,000, over the nine months ended March 31, 1995. The increase for the three and nine months ended March 31, 1996 was primarily attributable to an increase in interest income generated by higher levels of cash available for investment, partially offset by an increase in interest expense.

Merger Expenses

     Non-recurring merger expenses totaling $848,000 were recognized in the three and nine months ended March 31, 1996 in connection with the merger of America Online, Inc. and Johnson-Grace Company.

     Non-recurring merger expenses totaling $1,710,000 were recognized in the nine months ended March 31, 1995 in connection with the merger of America Online, Inc. and Redgate Communications Corporation.

Provision for Income Taxes

     The provision for income taxes was $10,025,000 and $3,634,000 in the three months ended March 31, 1996 and 1995, respectively and $21,885,000 and $9,977,000 in the nine months ended March 31, 1996 and 1995, respectively. For additional information regarding income taxes, refer to Note 4 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations and the sale of its common stock. Net cash provided by (used in) operating activities was $17,007,000 and $(47,367,000) in the nine months ended March 31, 1995 and 1996, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $65,526,000 and $276,559,000 in the nine months ended March 31, 1995 and 1996, respectively. Net cash used in investing activities was $60,257,000 and $53,953,000 in the nine months ended March 31, 1995 and 1996, respectively.

     In October 1995 the Company completed a public stock offering of 3,913,266 shares of common stock at a price of $29.1875 per share. Pursuant to an option granted to the underwriters to cover overallotments, an additional 1,050,000 shares of common stock were sold to the public in November 1995 at a price of $29.1875 per share.

     In May 1996, the Company entered into a joint venture with Mitsui and Nikkei to offer interactive online services in Japan. In connection with the agreement, the Company received approximately $28 million through the sale of convertible preferred stock to Mitsui. The preferred stock is convertible to common stock and converts upon the second anniversary of the formation of the Joint Venture, together with an accrued dividend of 4%, at fair market value of common stock at the time of conversion.

     The Company leases the majority of its equipment under noncancelable operating leases, and as part of its network strategy in building AOLnet, its data communications network. The buildout of this network requires a substantial investment in telecommunications equipment, which the Company is financing principally through leasing.

          In connection with the move of the Company's headquarters to Sterling, Virginia, in March 1996, the Company entered into a Purchase Agreement pursuant to which the Company agreed to purchase unimproved land, and in April 1996, the Company entered into a Purchase Agreement pursuant to which the Company agreed to purchase improved land contiguous with the unimproved land. The Company did not close on the Purchase Agreements, and in May 1996, the Company assigned its rights and obligations under the Purchase Agreements to a limited partnership. Also in May 1996, the limited partnership closed under the Purchase Agreements and purchased the properties and at that time arranged to finance various building improvements and expansion. Commencing on approximately December 31, 1996, the limited partnership will lease the properties to the Company for an initial five-year term, renewable up to a maximum term of thirty-seven years for a total commitment of approximately $46,600,000.

     The Company uses its working capital to finance ongoing operations and to fund marketing and content programs and the development of its products and services. The Company plans to continue to invest aggressively in acquisition marketing and content programs to expand its subscriber base, as well as in computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, products and businesses complementary to the Company's current business. The Company anticipates that available cash and cash provided by operating activities will be sufficient to fund its operations for the next twelve months.

Seasonality

     The Company's business is beginning to be impacted by the effects of seasonality in both member acquisitions and in the amount of time spent by customers using its services. Member acquisition is expected to be highest in the second and third fiscal quarters, when sales of new computers and computer software are highest due to the holiday season. Customer usage is expected to be lower in the summer months due largely to extended daylight hours and competing outdoor leisure activities.

Inflation

     The Company believes that inflation has not had a material effect on its results of operations.

Forward-Looking Statements

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, America Online, Inc. (the "Company") wishes to caution readers that the following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the
Company:

- - -    Factors related to increased competition from existing and new competitors, including price reductions and increased spending on marketing and product development; limitations on the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limitations on its ability to develop new products and services; limitations on its ability to continue to grow its subscriber bases; increased membership acquisition costs; lower paid usage and increased attrition in the Company's membership.

- - -    Risks related to the buildout of AOLnet, including the inability to expand server and network capacity at a rate sufficient to satisfy subscriber demands; the failure of any of the Company's network providers, particularly U.S. Sprint; the failure to obtain the necessary financing for the build-out of AOLnet; and the risk that demand will not develop for the capacity AOLnet will provide.

- - -    Any damage or failure to the Company's computer equipment and the information stored in its data centers, such as damage by fire, power loss, telecommunications failures, unauthorized intrusions and other events, that causes interruptions in the Company's operations.

- - -    The Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of the expanded entity; and the failure of management to anticipate, respond to and manage changing business conditions.

- - -    The failure of the Company or its partners to successfully market, sell and deliver its services in international markets; and risks inherent in doing business on an international level, such as laws governing content that differ greatly from those in the U.S., unexpected changes in regulatory requirements, political risks, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, fluctuations in currency exchange rates, issues regarding intellectual property and potentially adverse tax consequences.

- - -    A moderating growth rate in the sale of new computers in the U.S. and, to some extent, internationally; general or specific economic conditions; the ability and willingness of purchasers to substitute other services for AOL;
the perceived absolute or relative overall value of these services by the purchasers, including the features, quality and pricing compared to other competitive services; smaller market or slowing of market growth for such services.

- - -    The amount and rate of growth in AOL's marketing, general and administrative expenses; the implementation of new marketing programs and promotional offers; the implementation of additional pricing programs; and the impact of unusual items resulting from AOL's ongoing evaluation of its business strategies, asset valuations and organizational structures.

- - -    Difficulties or delays in the development, production, testing and marketing of products, including, but not limited to, a failure to ship new products and technologies when anticipated, including, but not limited to, new client software and new features and functionality, and the failure to develop new technology or modify existing technology to incorporate new standards and protocols.

- - -    The acquisition of businesses, fixed assets and other assets and acquisition related risks, including successful integration and management of acquired technology, operations and personnel, the loss of key employees of the acquired companies, and diversion of management attention from other ongoing business concerns; the making or incurring of any expenditures and expenses, including, but not limited to, depreciation and significant charges for in-process research and development or other matters; and any revaluation of assets or related expenses.

- - -    The ability of the Company to diversify its sources of revenue through the introduction of new products and services and through the development of new revenue sources, such as advertising, transactions and merchandise sales.

- - -    The effects of, and changes in, trade, monetary and fiscal policies, laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other charges, or federal, state, local and other taxes.

- - -    The loss of the services of executive officers and other key employees;
and the Company's continued ability to attract and retain highly skilled and qualified personnel.

- - -    The costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements and investigations, claims, and changes in those items, and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses.

- - -    Adoptions of new, or changes in, accounting policies, practices and estimates and the application of such policies, practices and estimates.

- - -    The effects of any activities of parties with which AOL has an agreement or understanding, including any issues affecting any investment or joint venture in which AOL has an investment; the amount, type and cost of the financing which AOL has, and any changes to that financing.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits

           10.1 Purchase Agreement between Broad Run Office Center Associates Limited Partnership and America Online, Inc. dated March 28,1996.

           10.2 Lease Agreement between Shepherd Mall Partners, L.L.C. and America Online, Inc. dated February 20, 1996.

           (b)  Reports on Form 8-K

           Form        Item #         Description         Filing Date
           Form 8-K    2, 7                               February 14, 1996

                            AMERICA ONLINE, INC.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AMERICA ONLINE, INC.


DATE:       May 15, 1996        SIGNATURE:     /s/Stephen M. Case
                                Stephen M. Case
                                Chief Executive Officer




DATE:       May 15, 1996        SIGNATURE:     /s/Lennert J. Leader
                                Lennert J. Leader
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                            AMERICA ONLINE, INC.

                                EXHIBIT INDEX

     Exhibit
     Number


      10.1 Purchase Agreement between Broad Run Office Center Associates Limited Partnership and America Online, Inc. dated March 28,1996.

      10.2 Lease Agreement between Shepherd Mall Partners, L.L.C. and America Online, Inc. dated February 20, 1996.