Form 10-K
period 1996-06-30
AMERICA ONLINE INC
filed 1996-09-30
CIK 883780

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996
                         Commission File Number- 0-19836

                              AMERICA ONLINE, INC.
             (Exact name of registrant as specified in its charter)


                        Delaware                       54-1322110
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

          22000 AOL Way                           20166-9323
          Dulles, Virginia                        (zip code)
          (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (703) 448-8700

           Securities registered pursuant to section 12(b) of the Act:

     (Title of Each Class)                        (Name of Each Exchange on
                                                   Which Registered)
     Common Stock, par value
       $.01 per share                             New York Stock Exchange
     Preferred Share Purchase Rights              New York Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of August 31, 1996, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported in the Nasdaq National Market, was $2,194,994,117 (calculated by excluding shares owned beneficially by directors, officers and stockholders owning more than 10% of outstanding stock from total outstanding shares solely for the purposes of this response).

Number of shares of registrant's common stock outstanding as of August 31, 1996:
93,367,974.

              DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.

                             PART I

Item 1. Business

General

     America Online, Inc., including its subsidiaries ("America Online" or the "Company"), is the global leader in the interactive services market, with nearly $1.1 billion in revenue during fiscal 1996, and has led the development of a new interactive medium. The Company has the largest subscriber base of any online service provider, serving approximately 6.2 million members worldwide as of June 30, 1996, more than double the number of subscribers at the end of fiscal 1995. The Company generates revenues principally through membership and usage fees, as well as increasingly from advertising and merchandise sales, transaction fees, royalties and the provision of network and production services to enterprises.

     The Company's mission is to lead the development of a new interactive medium that transcends traditional boundaries between people and places to create a new kind of interactive global community that holds the potential to change the way people obtain information, communicate with one another, buy products and services, and learn. To accomplish this mission, the Company's strategy is to continue investment in the growth of its subscriber base, pursue related business opportunities and alternative revenue models, provide a full range of interactive services and maintain technological flexibility.

     Through its flagship AOL service, the Company offers its members a broad range of features including e-mail, online conferences, entertainment, software, computing support, an extensive "newsstand" of electronic magazines and newspapers, seamless access to the Internet, a broad array of original programming and informative content. The Company focuses on maximizing the interactive nature of its service by encouraging members to share information and ideas and provides numerous tools for members to customize the AOL service to best suit their individual needs.

     Over the past fiscal year, America Online has expanded its range of products and services. Through strategic alliances with partners and competitors, America Online is seeking to leverage resources to reach new markets and improve products and services. The Company began offering its online services in Europe and Canada, and will soon offer them in Japan. In the fall of 1995, the Company introduced GNN, a stand-alone Internet access service. The Company has launched Digital City, a local content and community programmer, and formed AOL Enterprise, a unit designed to develop and market interactive services for businesses. The Company has vastly increased the scope of AOLnet, its proprietary data communication network, building the network during fiscal 1996 from 20,000 modems to 140,000 modems, resulting in increased network capacity, higher speed access, and reduced data communication costs. The portfolio of AOL networks has expanded to reach approximately 810 cities worldwide with over 1400 local telephone numbers.

     The Company has continued its investment in the development of engaging content, through its own initiatives for original content, the creation of original interactive content by entrepreneurs, and the provision of authoring and production tools and services to assist individuals and businesses in developing content for the AOL service and the Internet. AOL Productions, a wholly-owned subsidiary, is a full featured multimedia production studio that can handle all aspects of interactive content and design for the Company, its advertisers and its media partners.

America Online was incorporated in Delaware on May 24, 1985. The Company's principal executive offices are located at 22000 AOL Way, Dulles, Virginia 20166-9323. Its telephone number at that address is (703) 448-8700. Its Internet address is AOL IR@aol.com, and its America Online address is AOL IR.

Products and Services

     The Company's flagship AOL service provides subscribers with a wide variety of features including electronic mail, Internet access, news and magazines, weather, sports, stock quotes and mutual fund transactions, software files, computing support, online classes, and much more. A key feature of the AOL service is the ease with which members with related interests can communicate through real-time conferences, e-mail and bulletin boards. Members use these interactive communications facilities to share information and ideas, exchange advice and socialize. It is the Company's goal to continue developing and adding  new  sources  of  information and content in  support  of  these  member activities. The range of features offered by America Online includes the following:

     - Online Community - America Online promotes real-time online communication by scheduling conferences or discussions on specific topics. E-mail services allow members to send messages to other members' private electronic mailboxes, or to non-subscribers via fax, U.S. mail or an international e-mail gateway. Public bulletin boards allow members to share information and opinions on subjects of general or specialized interest. With Buddy Lists, members can keep an up-to-the moment account of whether fellow members are online (subject to a blocking feature). America Online also offers an interactive area that serves as the center or meeting place for America Online's online member community. Members enter a "lobby" or "meeting room" and are able to participate in lively interactive discussions with other members. Members can create public or private "rooms" for teleconferencing, and can send messages that will be received instantaneously, regardless of the recipient's location within the AOL service. The Company takes extensive precautions to ensure the privacy of member communications in e-mail, instant messages and private conference rooms, subject to its compliance with laws and regulations governing the storage and transmission of illegal information.

     - Computing - America Online provides its members access to tens of thousands of public domain and "shareware" software programs that members can transfer to their own disks to keep and use. Members can get assistance from more than 300 hardware and software developers which support their products online by meeting with their customers in conferences and by answering questions posted on electronic bulletin boards. Additionally, members can access information from numerous computer magazines such as MacWorld, PC World and Computer Life, talk to editors and interact with other members, and shop for computers, peripherals and commercial software.

     - News and Personal Finance - America Online offers a broad range of information, investing and transaction services. Subscribers can access up-to-date, reliable information on domestic and international news, weather, sports reports, expert business analysis, global markets, mutual funds, and foreign exchange data. For example, through content partnerships, America Online offers subscribers a discount stock brokerage system to place trades and the ability to transfer funds between bank accounts and to track personalized portfolio values. America Online also provides a search capability which enables members to scan the news wires quickly to locate stories of interest.

     - Travel and Shopping - America Online offers various travel and shopping reference materials and transaction services. For example, subscribers can send customized greeting cards through Hallmark Connections, send flowers through 1-800-Flowers, shop for CDs and tapes online at Tower Records, book vacation packages with Preview Vacations, and access account data and travel information and services with American ExpressNet.

     - Entertainment, Games, and Children's Programming - America Online provides various clubs and forums for topics such as games and sports, multi-player games and other related content for both adults and children. In addition, America Online works with various organizations to provide specialized content and areas on its service.

      - Internet Access and Service - The Company provides members with simple access to and use of the Internet through integrated World Wide Web access within the AOL service. The integrated approach allows the user to seamlessly use the full suite of AOL features, including chat and e-mail, while exploring the Internet, all under America Online's standard pricing structures. In addition, America Online has incorporated advanced high-speed compression technology developed by the Johnson-Grace Company into the browser to improve Web access speed and graphic display performance. America Online's Internet capabilities also include e-mail gateways and mailing lists, USENET Newsgroups, file transfer protocol (FTP) and WAIS and Gopher databases. In addition, the Company has formed alliances with AT&T, Microsoft, Netscape, and Apple to leverage brand recognition in different markets and to offer AOL customers high-quality Internet technology and tools and interactive programming.

     GNN features national dial-up access, original web content and WebCrawler, a leading Internet directory and search product. Additionally, GNN offers members the Netscape Navigator browser (and also intends to offer Microsoft's Internet Explorer as a future option). The GNN service features an open chat environment with Virtual Places, web publishing with GNN ExPress and broad network access -- with local dial availability in more than 700 cities -- and the full America Online customer support infrastructure.

     Digital City provides local programming, news, services, chat rooms, and commerce to AOL members as well as to the Internet at large. To date, Digital City has been launched nationally in cities including Washington, D.C., Boston, Philadelphia, Atlanta, San Francisco and Los Angeles. Digital City plans to expand to over 40 cities in fiscal 1997. Digital City, Inc. is owned by Digital City L.P. The Company owns a majority ownership interest in that entity, and the Tribune Company owns the remaining interest.

     In addition to the content currently available on its online service, America Online continues to add informative content through its strategic alliances with information providers as well as through joint ventures with major media companies. For example, the Company has formed alliances with the Capital Cities/ABC Multimedia Group, Newsweek, The New York Times, and Hachette Filipacchi Magazines to add original content and interactive programming.

     To further stimulate the development of innovative and engaging new content, America Online created the America Online Greenhouse to fund the development of new programming. The first structured "talent studio" in cyberspace, the America Online Greenhouse discovers innovative entrepreneurs and creative talent and provides them with the marketing, productions, support, and financial assistance to launch unique online content and interactive services via the AOL service and the Internet. Greenhouse programs include an array of special interest areas and entertainment properties covering topics ranging from cooking and health to sports, Afrocentric culture and comedy. Through "Software Greenhouse" and the Developers Studio, the Company is leveraging its own and third-party developers to create new applications and services for members.

Network Services

     America Online employs a diversified portfolio approach in designing, structuring and operating its network services. America Online has launched AOLnet, under which network services are provided by a number of different entities, including Sprint Corporation, Advanced CO+RE Systems, Inc., a wholly-owned subsidiary of America Online ("ANS"), and BBN Corporation. The Company's previous network system prior to December 1995 relied predominantly on a single network provider. AOLnet offers members in North America approximately 720 local telephone numbers in approximately 490 cities at speeds up to 28.8 kbps. AOL Globalnet offers access in approximately 237 cities in 87 countries. In total, America Online, through all of its network services, offers its subscribers worldwide over 1400 local telephone numbers in approximately 810 cities. The ANS backbone network, which supports America Online's access to the Internet and a portion of AOLnet, is among the largest and fastest public data networks in the world.

     America Online, through its ANS subsidiary, designs, develops and operates high performance wide-area networks for business, research, education and government organizations. The ANS backbone, built on the proprietary expertise developed by ANS as the principal architect of the National Science Foundation Backbone Network Service, was the first and remains one of the largest and fastest public TCP/IP data networks in the world. Through this network, ANS delivers Internet, Intranet and virtual private data network services to enterprises. ANS operates, in addition to the UK and Canadian access networks, an extensive and expanding international network in support of AOL international operations.

Marketing and Distribution

     The goals of the Company's marketing programs are to increase the general visibility of the AOL service and to make it easy for consumers to trial and subscribe to the AOL service. America Online aggressively markets its services and products to consumers using a broad array of programs and strategies. The Company attracts new subscribers through independent marketing programs, such as direct mail, magazine onserts and inserts in publications, advertising, and a variety of co-marketing efforts. The Company has entered into co-marketing agreements with numerous computer hardware, software and peripheral production companies. These companies bundle America Online software with their products, thus facilitating easy trial use of the Company's services. The Company has also entered into co-marketing agreements with certain of its media partners and with affinity groups and associations to market directly to and cater to the needs of specific audiences.

     America Online utilizes specialized retention programs designed to increase customer loyalty and satisfaction and to maximize customer subscription life. These retention programs include regularly scheduled online events and conferences; the regular addition of new content, services and software programs; and online promotions of upcoming online events and new features. A new program introduced by the Company is the establishment of "loyalty labs" to test new and innovative approaches to increase member satisfaction and encourage members to stay with AOL. The Company also provides a variety of support mechanisms such as online support and telephone customer support services. In addition, the Company expects to increase its brand awareness through, among other means, national television and radio advertising campaigns.

     Consumers can obtain the AOL software and a free trial membership at major software retailers and bookstores, or by calling 800-827-6364. Additionally, AOL has been preinstalled on most leading personal computers including those offered by IBM, Apple, Compaq, AST, Tandy, NEC and Compudyne, and can soon be accessed through an icon on the Windows 95 and Apple Macintosh desktops and through Internet service providers such as the AT&T WorldNet service.

     America Online's pricing is simple and affordable for consumers, with a monthly fee of $9.95 providing access to all of the AOL services for up to 5 hours each month. America Online's "Value Plan" provides up to 20 hours of use each month for $19.95. Additional hours are $2.95 for both plans. These rates apply 24 hours a day, and include the cost of connecting to AOL via a local phone call from more than 700 cities in the continental United States and Canada.

International Expansion

     America Online has forged significant partnerships with leading international companies to create a global community of interactive services. The Company's international strategy is to provide consumers with local services in key international markets featuring local language, strong local content, marketing and community. Each of these services is marketed under the AOL brand name and provides seamless access to the U.S. and other international services to extend the AOL community worldwide. Central to our strategy has been the formation of strategic alliances with strong international partners and the provision of high speed 28.8 for all members of international services. In addition, U.S. subscribers have access to the content and communities offered on all of the Company's global services via the AOL International Channel, which is a convenient gateway featured on the new version AOL 3.0.

     America Online intends to continue to aggressively expand its global services through joint ventures and on its own, capitalizing on the growth of consumer personal computer ownership in key world markets. For America Online subscribers traveling abroad, and subscribers outside of the United States who do not have local access to an AOL service, the company will continue the expansion of international access to its services through AOL Globalnet which is currently available in approximately 87 countries and 237 cities worldwide.

Europe

     In April 1995, America Online entered into a joint venture with Bertelsmann, one of the world's largest media companies, and subsequently launched AOL services in Germany (November 1995), the United Kingdom (January
1996) and France (March 1996). Each of these services provides European consumers with local content and communities via local access networks and is interconnected with the other AOL services. Through this strategic partnership, these services will be extended into various markets throughout Europe. The joint venture consists of Bertelsmann and America Online each owning 50%. Bertelsmann is a minority stockholder with approximately a 4% stake in America Online representing an investment of approximately $54 million, and has designated Dr. Middelhoff a member of the Company's Board of Directors.

Canada

     AOL Canada was launched in January 1996 and features local Canadian content and services. In October 1996, AOL Canada will offer Canadian members localized client software, thirteen channels of Canadian content and billing in Canadian dollars. The service also provides message boards, e-mail, and easy access to the Internet through an integrated Web browser. AOL Canada's key partners include Citytv, an internationally renowned broadcaster and program producer; MuchMusic, Canada's first national music television channel; Shift Magazine, Canada's hottest publication in media, entertainment and technology; Intuit Canada, makers of the world's leading personal finance software, Quicken; and Southam New Media, a wholly-owned subsidiary of Southam Inc., Canada's largest news organization.

Japan

     In May 1996, America Online announced a partnership with Mitsui & Co., one of the world's largest international trading companies, and Nikkei, one of Japan's leading media companies with respected business and computer publications, that plans to offer interactive consumer services in Japan with a broad range of localized Japanese language content in the next 12 months.

     The joint venture consists of Mitsui & Co. owning 40%, Nikkei 10% and America Online 50%. Mitsui and Nikkei contribute more than 120 years of experience and credibility in the Japanese market, as well as a strong management team and $56 million to fund the launch of the Japanese service. America Online brings to the venture its leadership in developing, managing, and executing interactive online services in the U.S. and Europe.


Multimedia

      America Online has incorporated multimedia technologies into the AOL service and in CD-ROM and Web-based properties. America Online believes that multimedia and CD-ROM technologies provide a significant strategic opportunity for the Company to develop innovative interactive marketing channels that meet the needs of members, advertisers and media partners. To that end, the Company in fiscal 1996 combined its key production areas to form AOL Productions, Inc., a wholly-owned subsidiary.

      AOL Productions has emerged as a leading studio system with expertise in all phases of interactive content development for online, worldwide web, internet, and CD-ROM delivery. Working with America Online and its partners, AOL Productions develops interactive programming designed specifically to create communities that engage users in the online experience and provide new platforms for advertising and commerce.

      In February 1996, the Company merged with the Johnson-Grace Company, a leading developer of compression technology and multimedia development and delivery tools. Using the Johnson-Grace technology, America Online is able to deliver the data-intensive graphics and audio and video capabilities using narrow-band technologies, even over the slower speed modems currently used by most AOL members. America Online continues to upgrade the multimedia capability of its services and should be well positioned to offer seamless audio and video capabilities online as true high-bandwidth connections become widely available. In addition, the Company has formed an alliance with Macromedia, Inc. to bring enhanced Internet multimedia technology and Web authoring to AOL customers and to provide new interactive publishing tools and opportunities for content developers.


AOL Enterprise

AOL Enterprise is driving the Company's expansion into business-to-business markets. AOL Enterprise uses the extensive resources of AOL's network and hosting infrastructure to provide customized network solutions to both individual businesses and to professional communities and industries. These private AOLs (the "PAOLs") offer the ease of use AOL is known for, as well as customized features and functionality accessible only by pre-authorized users, access to the fleet of AOL distribution platforms, secure communications and information, the ability to create custom areas with AOL publishing tools, SDK and design talent, and access to the Internet. The PAOLs generate membership and usage fees, as well as alternative revenue streams such as transaction fees, production development fees, and niche advertising sales. The Company offers these products using a direct sales force and direct marketing, and through OEMs, resellers and system integrators.

AOL Technologies

     AOL Technologies is responsible for delivering research, development, network/data center operations and member support to the other America Online divisions, technology licensees and joint venture partners. This group is also responsible for support functions -- including technical support, billing, and sales. The Company has developed a flexible, scaleable architecture that enables America Online to rapidly embrace new opportunities -- and to operate services at a relatively low cost.

      Today America Online supports a variety of software platforms, hardware devices and conduits for delivery of the service. Software platforms include Windows 3.1+ (which includes Windows 95), Macintosh and DOS. America Online is also investing in the development of alternative technologies to deliver its services. For example, America Online has entered into agreements with several manufacturers of PDAs, including Sony, Motorola, Tandy and Casio, to bundle a palmtop edition of America Online's client software with the PDAs sold by such manufacturers. America Online is participating in early cable trials using cable as the conduit into PCs, and has announced future support of ISDN and wireless. In the paging market, America Online has entered into agreements with AT&T Wireless Services and MobileMedia to provide their paging customers who subscribe to AOL with mobile access to certain America Online services.

Competition

     The online services market is highly competitive. Existing competitors include, among others, CompuServe Corporation and Prodigy Services Incorporation, the Microsoft Network, Internet access providers, such as long distance and regional telephone companies, major newspapers that have created local services, and other independent companies. Other competitors include Internet directory services, including, among others, Yahoo! Inc., Excite Inc., Infoseek Corporation, and Lycos, Inc., and software providers such as Intuit Inc. and Netscape Communications Corporation. In addition, various media companies, including Time Warner Inc. and The Walt Disney Company, have entered or announced plans to enter the online services market, resulting in greater competition for the Company.

      America Online believes the principal competitive factors in the consumer online services industry include product features and quality, ease of use, access to distribution channels, establishing strategic alliances, advertising, brand recognition, reliability and price. America Online believes that it currently competes effectively in these areas. For example, America Online has broadened its appeal to businesses through AOL Enterprise, and has diversified the design, stucture and operation of its network services to increase AOL reliability and decrease costs.

Employees

     As of June 30, 1996, America Online had 5,828 employees, including 1,058 in software and content development, 3,271 in customer support, 199 in marketing, 1,009 in operations and 291 in corporate and finance. America Online believes that its relations with its employees are good. None of America Online's employees is represented by a labor union, and America Online has never experienced a work stoppage.


Proprietary Rights

     America Online relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products. America Online distributes its products under agreements that grant members a license to use America Online's products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of America Online's products. In addition, America Online attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. Although America Online intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

     America Online seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. America Online also has obtained federal trademark registration of the name America Online, AOL and the Company's triangle design logo and has trademark rights to many other proprietary names including ANS, GNN, Digital City, AOL Enterprise, Johnson-Grace, AOL Greenhouse and AOLnet.

     America Online believes that due to the rapid pace of innovation within its industry, factors such as the technological and creative skills of its personnel are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology.

     America Online believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, America Online has received communications from third parties asserting that features or contents of certain of its services may infringe copyrights, patents and other rights of such parties. No litigation is pending in this area that would have a material adverse effect on America Online's ability to develop, market and sell its products or operate its services. There can be no assurance that third parties will not assert infringement claims against, America Online in the future with respect to current or future features or contents of services or that any such assertion may not result in litigation or require America Online to enter into royalty arrangements.

Government Regulation and Legal Uncertainties

     In the United States, the Company is not currently subject to direct regulation other than federal and state regulation applicable to businesses generally. However, changes in the regulatory environment relating to the telecommunications and media industry could have an effect on the Company's business. Additionally, legislative proposals from international, federal and state government bodies in the areas of content regulation, intellectual property, privacy rights and state tax issues, could impose additional regulations and obligations upon all online service providers.

     Moreover, the applicability to online service and Internet access providers of existing laws governing issues such as intellectual property ownership, libel and personal privacy is uncertain. On an international level, laws governing content as well as regulatory requirements, political risks, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, and issues regarding intellectual property and tax consequences differ greatly from those in the United States. Recent events relating to the use of online services for illegal activities has increased public focus and could lead to increased pressure on legislatures to impose regulations on online service providers such as the Company. The law relating to the liability of online service companies and Internet access providers for information carried on or disseminated through their systems is currently unsettled and has been the subject of several recent private lawsuits. If similar actions were to be initiated against the Company, costs incurred as a result of such actions could have a material adverse effect on the Company's business.

Item 2. Properties

     America Online holds various properties at and near the Company's headquarters facilities and under terms as set forth in the following chart and holds various properties in other locations as described below:

 LOCATION       SIZE      OWN/LEASE        PURPOSE

Dulles, VA      300,000   Lease1    Corporate Headquarters
                sq. ft.

Vienna, VA      100,000    Own2     Office Space
                sq. ft.

Vienna, VA      28,000     Own2     Office Space
                sq. ft.

Vienna, VA      170,000    Lease    Office Space
                sq. ft.

Reston, VA      265,000    Own2     Technology Center
                sq. ft.

Herndon, VA     44,000     Lease    Customer Support
                sq. ft.

1 Following a series of transactions, in May 1996, the Company leased from a limited partnership approximately 78 acres of unimproved land and approximately 39 acres of improved land for use as the Company's headquarters facilities. The initial five-year term of the lease is non-cancelable. After the initial term, the Company may purchase the property or arrange for the purchase of the property by a third party and terminate the lease.
2  This property is held subject to a first mortgage.


     The Company leases office space in the following locations for Customer Call Centers: Tucson, AZ; Jacksonville, FL; Albuquerque, NM; Oklahoma, OK; and Ogden, UT. In addition, the Company leases office space in the following locations: San Mateo, CA; Santa Barbara, CA; Needham, MA; Elmsford, NY; Ann Arbor, MI; Vero Beach, FL; San Francisco, CA; Berkeley, CA; and Irvine, CA. Digital City, Inc., a subsidiary of the Company, leases office space in the locations where it has launched its service.


Item 3. Legal Proceedings

     From July 1995 through July 1996, thirteen class action suits were filed against the Company in a number of state courts seeking unspecified damages for alleged breach of contract, fraud and unfair trade practices arising from the Company's billing practices. The primary substantive allegations in each case involve claims that the Company did not adequately disclose charges to consumers related to the costs the Company incurs in providing telecommunications services. Twelve of the law suits were consolidated for purposes of settlement in California. Judge Robertson, of Superior Court in San Francisco, has given tentative approval to a settlement that calls for the Company to distribute 5.5 million free hours to all members as of July 8, 1996 and 1.38 million free hours to "heavy users" who are still members, to establish a fund of $500,000 to compensate former members, and to pay attorneys fees for the plaintiffs in the amount of $2.75 million. The Company expects the judge to give final approval shortly. An additional class action suit, Aronson v. America Online, Inc. was filed against the Company in state court in Pennsylvania in July 1996. This suit makes allegations similar to those made in the cases consolidated in California and the Company does not believe this proceeding will have a material adverse effect on the financial position of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

                            PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

STOCKHOLDER INFORMATION

Market Price of Common Stock

      The following table sets forth the range of high and low sale prices for the Company's common stock:

For the quarter ended:             High              Low
September 30, 1994              $  10.28         $    6.88
December 31, 1994                  14.63              7.47
March 31, 1995                     23.69             12.31
June 30, 1995                      24.06             16.75
September 30, 1995                 37.25             21.38
December 31, 1995                  46.25             28.25
March 31, 1996                     60.00             32.75
June 30, 1996                      71.00             36.63


      The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

      As of August 27, 1996, the approximate number of stockholders of record of Common Stock was 2,306.

Exchange Information

      The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AOL."

      Options on the Company's stock are traded on the Chicago Board Options Exchange, the American Stock Exchange, and the Pacific Stock Exchange.

Item 6. Selected Financial Data

Selected Consolidated Financial and Other Data
(Amounts in thousands, except per share data)                 Year Ended June 30,
                                     1996         1995      1994       1993     1992
Statement of Operations Data:
Online service revenues           $ 991,656  $ 344,309   $ 98,497  $ 37,648  $ 26,095
Other revenues                      102,198     49,981     17,225    14,336    12,658
Total revenues                    1,093,854    394,290    115,722    51,984    38,753

Income (loss) from operations        65,243    (21,449)     4,176     1,702     3,685
Income (loss) before extraordinary
    item                             29,816    (35,751)     2,154       246     2,344
Net income (loss) (1)                29,816    (35,751)     2,154     1,379     3,768
Income (loss) per common share:
 Income (loss) before extraordinary
   item                           $    0.28  $   (0.51)  $   0.03   $     -   $  0.05
   Net income (loss)              $    0.28  $   (0.51)  $   0.03   $  0.02   $  0.08
Weighted average
   shares outstanding               108,097     69,550     69,035    58,572    45,656

                                                    As of June 30,
                                      1996        1995       1994     1993       1992
Balance Sheet Data:
Working capital (deficiency)      $ (19,328) $     271   $  38,679  $10,498   $12,363
Total assets                        958,754    405,413     155,178   39,279    31,144
Total debt                           22,519     21,856       9,341    2,959     2,672
Stockholders' equity                512,502    216,812      98,802   23,785    21,611

Other Data (at fiscal year end):
Worldwide subscribers                 6,198      3,005         903      303       182

<FN1> Net income in the fiscal year ended June 30, 1996, includes charges of approximately $17.0 million for acquired research and development, $8.0 million for the settlement of a class action lawsuit, and $0.8 million for merger
expenses.   Net  loss in the fiscal year ended June 30, 1995, includes charges of approximately $50.3 million for acquired research and development and $2.2 million for merger expenses.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company has experienced a significant increase in revenues over the past three fiscal years. The higher revenues have been produced principally by increases in the Company's subscriber base resulting from growth of the online services market, aggressive subscriber acquisition marketing and the expansion of its services and content. Additionally, revenues have increased as the average monthly revenue per subscriber has risen during the past three years, primarily as a result of an increase in the average monthly number of paid hours of use per subscriber.

     The Company's online service revenues are generated primarily from subscribers paying a monthly membership fee and hourly charges based on usage in excess of the number of hours of usage provided as part of the monthly fee. Through December 31, 1994, the Company's standard monthly membership fee for its AOL service, which includes five hours of service, was $9.95, with a $3.50 hourly fee for usage in excess of five hours per month. Effective January 1, 1995, the hourly fee for usage in excess of five hours per month decreased from $3.50 to $2.95, while the monthly membership fee remained unchanged at $9.95.

     In May 1996, the Company announced an additional pricing plan for its AOL service to improve retention among its heavier users. The new pricing plan (the "Value Plan"), which became effective July 1, 1996, includes 20 hours of service for $19.95 per month, with a $2.95 hourly fee for usage in excess of 20 hours per month. The Company expects that the Value Plan will result in an increased number of hours of usage relative to revenues.

     In October 1995, the Company launched its Internet service, Global Network Navigator ("GNN"). The GNN service is aimed at the segment of online consumers who seek a full-featured Internet-based service. The current standard monthly membership fee for GNN, which includes 20 hours of service, is $14.95, with a $1.95 hourly fee for usage in excess of 20 hours per month.

     The Company's other revenues are generated primarily from the sale of merchandise, data network services, online transactions and advertising, marketing and production services and development and licensing fees. The growth of other revenues is important to the Company's business objectives. In fiscal 1996, other revenues represented approximately 9% of total revenues. Among the Company's business objectives are increasing the subscriber base and changing its business model over time into one in which more revenues and profits are generated from sources other than online service revenues, such as merchandise sales, advertising, the provision of data network services and transaction fees. The Company expects that the growth in other revenues, which generally carry higher margins than online service revenues, will provide the Company with the opportunity and flexibility to fund programs designed to grow the subscriber base. If the growth in other revenues does not materialize to the extent the Company expects, there can be no assurance that the Company will be able to meet its business objectives.

     In the near term the Company's revenue growth will continue to be driven primarily by growth in its subscriber base. The growth of the subscriber base is dependent upon the Company's ability to acquire and retain subscribers.

     The Company acquires new subscribers to its services through an introductory trial offer. The Company's ability to continue to acquire new subscribers is dependent upon people continuing to register for its introductory trial offer.

     In fiscal 1997, the Company plans to spend more than in previous years on subscriber acquisition marketing, and expects that the balance of deferred subscriber acquisition costs will increase by an amount comparable to the increase during fiscal 1996. In addition, the Company anticipates lower direct response rates, and as a result, cost per registration for the AOL service is
expected to increase.   The Company expects that the increased cost per
registration resulting from lower direct response rates will be partially offset by lower cost registrations generated by bundling relationships with Microsoft, Apple, AT&T and others, as well as increased word-of-mouth acquisitions resulting from a larger subscriber base and an increased consumer awareness of AOL. Marketing costs as a percentage of total revenues are anticipated to increase in fiscal 1997 over fiscal 1996. This increase is expected to be primarily attributable to an increase, in absolute dollars as well as a percentage of total revenues, in the amortization of deferred subscriber acquisition costs.

     The Company experienced generally lower overall retention rates for the AOL service during fiscal 1996 compared to fiscal 1995. Retention rates for AOL subscribers who were early in their membership terms decreased more than the overall retention rate, with the largest quarterly percentage decrease occurring in the June 1996 quarter. The Company believes that factors contributing to these decreases include: (1) competition from an increasing number of service providers; (2) the availability of alternative pricing models from competitors, including unlimited use pricing; and (3) an increase in less-qualified new subscribers as a result of increased direct marketing to the mass consumer audience. The Company believes that the introduction in July 1996 of the Value Plan and the new version of AOL introduced in late fiscal 1996 address many of the factors which most directly affect retention. In addition, the Company plans to increase spending on programs designed to improve retention both as it relates to increasing trial conversion rates and reducing cancellations among longer-term users. Although the Company experienced somewhat higher monthly retention rates in July and August 1996, the Company cannot predict the overall future rate of retention.

     The average total usage hours per member per month, for AOL subscribers, is expected to increase in fiscal 1997 over fiscal 1996. The Company believes that the principal factor contributing to this expected increase will be the availability of the Value Plan, which will allow members to spend more time online at less cost. Overall average monthly online service revenue per AOL subscriber in fiscal 1997 is expected to be comparable to fiscal 1996.

     The online services and Internet markets are highly competitive. The Company believes that existing competitors, which include, among others, commercial online services such as CompuServe and Prodigy, Internet-based services, including, among others, the Microsoft Network, and Internet service providers, including various national and local independent Internet service providers as well as long distance and regional telephone companies, are likely to enhance their service offerings. In addition, new competitors, including Internet directory services and various media and telecommunication companies, have entered or announced plans to enter the online services and Internet markets, resulting in greater competition for the Company. The competitive environment could have the following effects: require additional pricing programs and increased spending on marketing, content procurement and product development; limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limit the Company's ability to grow its subscriber base; and result in increased attrition in the Company's subscriber base. Any of the foregoing events could have an impact on revenues and result in an increase in costs as a percentage of revenues. These factors may have a material adverse effect on the Company's financial condition and operating results.

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

Online Service Revenues For fiscal 1996, online service revenues increased from $344,309,000 to $991,656,000, or 188%, over fiscal 1995. This increase was primarily attributable to a 93% increase in the number of AOL subscribers. The percentage increase in online service revenues was greater than the percentage increase in AOL subscribers principally due to an increase in the average monthly online service revenue per AOL subscriber, which increased from $16.28 in fiscal 1995 to $17.96 in fiscal 1996.

Other Revenues Other revenues, consisting principally of the sale of merchandise, data network services, online transactions and advertising, marketing and production services and development and licensing fees, increased from $49,981,000 in fiscal 1995 to $102,198,000 in fiscal 1996. This increase is primarily attributable to an increase in the sale of merchandise, data network services and online transactions and advertising, partially offset by a decrease in revenues from marketing and productions services.

Cost of Revenues Cost of revenues includes network-related costs, consisting primarily of data and voice communication costs, costs associated with operating the data centers and providing customer support and royalties paid to information and service providers. For fiscal 1996, cost of revenues increased from $229,724,000 to $627,372,000, or 173%, over fiscal 1995, and decreased as a percentage of total revenues from 58.3% to 57.4%.

     The increase in cost of revenues was primarily attributable to an increase in data communication costs, customer support costs and royalties paid to information and service providers. Data communication costs increased primarily as a result of the larger customer base and more usage by customers. Customer support costs, which include personnel and telephone costs associated with providing customer support, were higher as a result of the larger customer base and a large number of new subscriber registrations. Royalties paid to information and service providers increased as a result of a larger customer base, more usage and the Company's addition of more service content to broaden the appeal of the AOL service.

     The decrease in cost of revenues as a percentage of total revenues is primarily attributable to a decrease in costs associated with marketing and production service revenues (as a percentage of total revenues) and a decrease in data communication costs resulting from lower variable costs per hour, due to a higher percentage of traffic generated on the Company's lower cost proprietary network, AOLnet. The aforementioned decrease was partially offset by increases in leased equipment costs, costs associated with providing data network services to third parties, costs of merchandise sold and royalties paid to information and service providers.

     In late fiscal 1995, the Company launched AOLnet, a proprietary TCP/IP network that is owned and operated by the Company. The Company is building AOLnet in order to increase its network capacity, provide its members with more reliable, higher speed access, and reduce the costs of data communication. As the Company builds AOLnet, it is managing traffic to this network, and as of June 1996, approximately 65% of network traffic was carried on AOLnet. The buildout of AOLnet requires a substantial investment in telecommunications equipment, which the Company is financing primarily through leasing. As the size of AOLnet increases, and an increasingly higher percentage of overall network traffic is carried on AOLnet, it is expected that the Company's data communication costs will become more fixed in nature, rather than variable. The overall per hour cost of providing data communications is expected to decrease.

Marketing Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. The Company expenses the costs of advertising as incurred, except direct response advertising, which is classified as deferred subscriber acquisition costs. The deferred costs are amortized, beginning the month after such costs are incurred, over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever is shorter.

     Effective July 1, 1995, the Company modified the components of subscriber acquisition costs deferred, and changed the period over which it amortizes subscriber acquisition costs. The period over which the Company amortizes subscriber acquisition costs was changed from twelve and eighteen months to the period described above in order to more appropriately match subscriber acquisition costs with associated online service revenues. For additional information regarding the accounting for deferred subscriber acquisition costs, refer to Note 2 of the Notes to Consolidated Financial Statements.

     For fiscal 1996, marketing expenses increased from $77,064,000 to $212,710,000, or 176%, over fiscal 1995, and decreased as a percentage of total revenues from 19.5% to 19.4%. The increase in marketing expenses was primarily attributable to an increase in the size and number of marketing programs designed to expand the Company's subscriber base and new branding programs that began in August 1995.

Product Development Product development costs include research and development costs, other product development costs and the amortization of software costs. For fiscal 1996, product development costs increased from $14,263,000 to $53,817,000, or 277%, over fiscal 1995, and increased as a percentage of total revenues from 3.6% to 4.9%. The increases in product development costs, and such costs as a percentage of total revenues, were primarily attributable to an increase in personnel costs related to an increase in the number of technical employees. Product development costs, before capitalization and amortization, increased by 242%.

General and Administrative For fiscal 1996, general and administrative costs increased from $42,700,000 to $110,653,000, or 159%, over fiscal 1995, and decreased as a percentage of total revenues from 10.8% to 10.1%. The increase in general and administrative costs was primarily attributable to higher personnel, office and travel expenses related to an increase in the number of employees. The decrease in general and administrative costs as a percentage of total revenues was a result of the substantial growth in revenues, which more than offset the additional general and administrative costs, combined with the semi-variable nature of many of the general and administrative costs.

Acquired Research and Development Acquired research and development costs, totaling $16,981,000 in fiscal 1996, relate to in-process research and development purchased pursuant to the Company's acquisition of Ubique, Ltd. in September 1995. Acquired research and development costs, totaling $50,335,000 in fiscal 1995, relate to in-process research and development purchased pursuant to the Company's acquisitions of BookLink Technologies, Inc. ("Booklink") and Navisoft, Inc. ("Navisoft").

Amortization of Goodwill Amortization of goodwill increased to $7,078,000 in fiscal 1996 from $1,653,000 in fiscal 1995. The amortization of goodwill relates primarily to the Company's fiscal 1995 acquisitions of Advanced Network & Services, Inc. ("ANS") and Global Network Navigator, Inc., which resulted in approximately $56 million of goodwill. The goodwill related to these acquisitions is being amortized on a straight-line basis over periods ranging from five to ten years. The increase in amortization of goodwill results from a full year of goodwill being recognized in fiscal 1996 compared to only a partial year of goodwill being recognized in fiscal 1995.

Other Income (Expense) Other income (expense) consists primarily of interest expense and nonoperating charges net of investment income and nonoperating gains. The Company had other expense of $2,056,000 in fiscal 1996 and other income of $3,074,000 in fiscal 1995. The change in other income (expense) was primarily attributable to a charge in fiscal 1996 related to the settlement of a class action lawsuit partially offset by an increase in investment income.

Merger Expenses Nonrecurring merger expenses totaling $848,000 were recognized in fiscal 1996 in connection with the merger of the Company with Johnson-Grace Company. Nonrecurring merger expenses totaling $2,207,000 were recognized in fiscal 1995 in connection with the mergers of the Company with Redgate Communications Corporation ("RCC"), Wide Area Information Servers, Inc. ("WAIS") and Medior, Inc. ("Medior").

Provision for Income Taxes The provision for income taxes was $32,523,000 and $15,169,000 in fiscal 1996 and fiscal 1995, respectively. For additional information regarding income taxes, refer to Note 8 of the Notes to Consolidated Financial Statements.

Net Income Net income in fiscal 1996 totaled $29,816,000. The net income in fiscal 1996 included charges of $16,981,000 for acquired research and development, $8,000,000 related to the settlement of a class action lawsuit and $848,000 for merger expenses.

Fiscal 1995 Compared to Fiscal 1994

Online Service Revenues For fiscal 1995, online service revenues increased from $98,497,000 to $344,309,000, or 250%, over fiscal 1994. This increase was primarily attributable to a 233% increase in the number of AOL subscribers. The percentage increase in online service revenues in fiscal 1995 was greater than the percentage increase in subscribers principally due to an increase in the average monthly online service revenue per subscriber, which increased from $14.50 in fiscal 1994 to $16.28 in fiscal 1995.

Other Revenues Other revenues, consisting principally of new media and interactive marketing services, data network services, multimedia and CD-ROM production services, and development and licensing fees, increased from $17,225,000 in fiscal 1994 to $49,981,000 in fiscal 1995. This increase was primarily attributable to data network revenues and multimedia and CD-ROM production service revenues from companies acquired during fiscal 1995.

Cost of Revenues For fiscal 1995, cost of revenues increased from $69,043,000 to $229,724,000, or 233%, over fiscal 1994, and decreased as a percentage of total revenues from 59.7% to 58.3%.

     The increase in cost of revenues was primarily attributable to an increase in data communication costs, customer support costs and royalties paid to information and service providers. Data communication costs increased primarily as a result of the larger customer base and more usage by customers. Customer support costs, which include personnel and telephone costs associated with providing customer support, were higher as a result of the larger customer base and a large number of new subscriber registrations. Royalties paid to information and service providers increased as a result of a larger customer base and more usage and the Company's addition of more service content to broaden the appeal of the America Online service.

     The decrease in cost of revenues as a percentage of total revenues is primarily attributable to a decrease in expenses related to marketing services and personnel-related costs as a percentage of total revenues, partially offset by an increase in data communication costs as a percentage of total revenues, primarily resulting from an increase in higher baud speed usage at a higher variable rate as well as lower hourly pricing for online service revenue which became effective January 1, 1995.

Marketing For fiscal 1995, marketing expenses increased from $23,548,000 to $77,064,000, or 227%, over fiscal 1994, and decreased as a percentage of total revenues from 20.3% to 19.5%. The increase in marketing expenses was primarily due to an increase in the number and size of marketing programs to expand the Company's subscriber base. The decrease in marketing expenses as a percentage of total revenues is primarily attributable to a decrease as a percentage of total revenues in personnel-related costs.

Product Development For fiscal 1995, product development expenses increased from $5,288,000 to $14,263,000, or 170%, over fiscal 1994, and decreased as a percentage of total revenues from 4.6% to 3.6%. The increase in product development costs was primarily attributable to an increase in personnel costs related to an increase in the number of technical employees. The decrease in product development costs as a percentage of total revenues was principally a result of the substantial growth in revenues, which more than offset the additional product development costs. Product development costs, before capitalization and amortization, increased by 126% in fiscal 1995.

General and Administrative For fiscal 1995, general and administrative costs increased from $13,667,000 to $42,700,000, or 212%, over fiscal 1994, and decreased as a percentage of total revenues from 11.8% to 10.8%. The increase in general and administrative expenses was principally attributable to higher office and personnel expenses related to an increase in the number of employees. The decrease in general and administrative costs as a percentage of total revenues was a result of the substantial growth in revenues, which more than offset the additional general and administrative costs, combined with the semi-variable nature of many of the general and administrative costs.

Acquired Research and Development Acquired research and development costs, totaling $50,335,000 in fiscal 1995, relate to in-process research and development purchased pursuant to the Company's acquisitions of Booklink and Navisoft.

Amortization of Goodwill Amortization of goodwill relates to the Company's acquisition of ANS in fiscal 1995, which resulted in approximately $44 million in goodwill. The goodwill related to the ANS acquisition is being amortized on a straight-line basis over a ten-year period.

Other Income Other income consists primarily of investment and rental income net of interest expense. For fiscal 1995, other income increased from $1,810,000 to $3,074,000. This increase was primarily attributable to an increase in interest income generated by higher levels of cash available for investment, partially offset by a decrease in rental income and an increase in interest expense.

Merger Expenses Nonrecurring merger expenses totaling $2,207,000 were recognized in fiscal 1995 in connection with the mergers of the Company with RCC, WAIS and Medior. No merger expenses were incurred in fiscal 1994.

Provision for Income Taxes The provision for income taxes was $15,169,000 and $3,832,000 in fiscal 1995 and fiscal 1994, respectively. For additional information regarding income taxes, refer to Note 8 of the Notes to Consolidated Financial Statements.

Net Loss The net loss in fiscal 1995 totaled $35,751,000. The net loss in fiscal 1995 included charges of $50,335,000 for acquired research and development and $2,207,000 for merger expenses.

Liquidity and Capital Resources

  The Company has financed its operations through cash generated from operations and the sale of its capital stock. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by (used in) operating activities was $1,421,000, $17,260,000 and $(66,727,000) for fiscal 1994, fiscal 1995 and fiscal 1996, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $37,424,000, $111,761,000 and $363,024,000 in fiscal 1994, fiscal 1995 and fiscal 1996, respectively. Net cash used in investing activities was $41,993,000, $87,272,000 and $79,066,000 in fiscal 1994, fiscal
1995 and fiscal 1996, respectively.

     In December 1993, the Company completed a public stock offering of 8,000,000 shares of common stock (adjusted for stock splits) which generated net cash proceeds of approximately $62.7 million.

     In April 1995, the Company entered into a joint venture with Bertelsmann, AG ("Bertelsmann") to offer interactive online services in Europe. In connection with the agreement, the Company received approximately $54 million through the sale of approximately 5% of its common stock to Bertelsmann.

     In October 1995, the Company completed a public stock offering of 4,963,266 shares of common stock (adjusted for a stock split) which generated net cash proceeds of approximately $139.5 million.

     In May 1996, the Company entered into a joint venture with Mitsui & Co., Ltd. (Mitsui) and Nihon Keizai Shimbun, Inc. (Nikkei) to offer interactive online services in Japan. In connection with the agreement, the Company received approximately $28.0 million through the sale of convertible preferred stock to Mitsui. The preferred stock has an aggregate liquidation preference of approximately $28.0 million and accrues dividends at a rate of 4% per annum. Accrued dividends can be paid in the form of additional shares of preferred stock. During May 1998, the preferred stock, together with accrued but unpaid dividends, automatically converts into shares of common stock based on the fair market value of common stock at the time of conversion.

     The Company leases the majority of its facilities and equipment under noncancelable operating leases, and as part of its network portfolio strategy is building AOLnet, its data communications network. The buildout of this network requires a substantial investment in telecommunications equipment, which the Company plans to finance principally through leasing. In addition, the Company has guaranteed minimum commitments under certain data and voice communication agreements. The Company's future lease commitments and guaranteed minimums are discussed in Note 5 of the Notes to Consolidated Financial Statements.

     The Company uses its working capital to finance ongoing operations and to fund marketing and content programs and the development of its products and services. The Company plans to continue to invest aggressively in subscriber acquisition marketing and content programs to expand its subscriber base, as well as in computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, products or businesses complementary to the Company's current business. The Company anticipates that available cash and cash provided by operating activities will be sufficient to fund its operations for the next fiscal year.

     Various legal proceedings have arisen against the Company in the ordinary course of business. In the opinion of management, these proceedings will not have a material effect on the financial position of the Company.

     The Company believes that inflation has not had a material effect on its results of operations.

Seasonality

     In April 1996, the Company began to see the effects of seasonality in both member acquisitions and in the amount of time spent by customers using its services. The Company may have experienced the effects of seasonality in previous periods, but the effects, if any, were not discernible due to the masking effect resulting from the Company's substantial growth rates in those periods. The Company expects that seasonality will have an effect in the future. Member acquisition is expected to be highest in the second and third fiscal quarters, when sales of new computers and computer software are highest due to the holiday season. Customer usage is expected to be lower in the summer months due largely to extended daylight hours and competing outdoor leisure activities.

Forward-Looking Statements

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors could cause the Company's actual results to differ materially from those projected in forward-looking statements made by, or on behalf of, the Company:

- - Factors related to increased competition from existing and new competitors, including price reductions and increased spending on marketing and product development; limitations on the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limitations on its ability to develop new products and services; limitations on its ability to continue to grow its subscriber base; increased membership acquisition costs; lower average monthly revenue per subscriber and increased attrition in the Company's subscriber base.

- - Risks related to the buildout of AOLnet, including the inability to expand server and network capacity at a rate sufficient to satisfy subscriber demands; the failure of any of the Company's network providers; the failure to obtain the necessary financing for the buildout of AOLnet; and the risk that demand will not develop for the capacity AOLnet will provide.

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

- - The amount and rate of growth in the Company's marketing and general and administrative expenses; the implementation of new marketing programs and promotional offers; the implementation of additional pricing programs; and the impact of unusual items resulting from the Company's ongoing evaluation of its business strategies, asset valuations and organizational structures.

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

- - The effects of any activities of parties with which the Company has an agreement or understanding, including any issues affecting any investment or joint venture in which the Company has an investment; the amount, type and cost of the financing which the Company has, and any changes to that financing.


Item 8. Financial Statements and Supplementary Data

     Reference is made to the financial statements listed under the heading "(a)
(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     The response to this item is incorporated by reference from the Sections titled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

     The response to this item is incorporated by reference from the Section titled "Executive Compensation," but not from the Sections titled "Executive Compensation -- Performance Graph" and "Executive Compensation -- Report of Compensation Committee on Executive Compensation," in the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The response to this item is incorporated by reference from the Section titled "Share Ownership" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

     The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) Consolidated Financial Statements

The following consolidated financial statements of America Online, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:



Report of Independent Auditors                       F-2

Consolidated Statements of Operations for the years
  ended June 30, 1996, 1995, and 1994                F-3

Consolidated Balance Sheets as of June 30, 1996 and
    1995                                             F-4

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended June 30, 1996, 1995,
    and 1994                                         F-5

Consolidated Statements of Cash Flows for the years
  ended June 30, 1996, 1995, and 1994                F-6

Notes to Consolidated Financial Statements           F-7



     (a) (2) Financial Statement Schedules

     All financial statement schedules required by Item 14(a) (2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

     (a) (3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online, Inc. Common Stock as of September 4, 1996, subject to payment in advance of a fee of 25 cents per page to reimburse America Online, Inc. for reproduction costs.

                                  EXHIBIT LIST

Exhibit No.                        Description

 2.1 Agreement and Plan of Reorganization, dated May 11, 1994, as amended, among America Online, Inc., RCC Acquisition Corporation and RCC Communications Corporation (Filed as Annex A to the Company's Registration Statement on Form S-4, Registration Statement
          No. 33-82030, as filed on July 24, 1994 and incorporated herein by reference.)
 2.2      Agreement and Plan of Reorganization dated as of November 8,
          1994, among America Online, Inc., BLT Acquisition Corporation, CMG Information Services, Inc. and Booklink Technologies, Inc. (Filed as
          Exhibit 1 to the Company's Current Report on Form 8-K, dated January 9, 1995 and incorporated herein by reference.)
 2.3 Asset Purchase Agreement by and between America Online, Inc. and Advanced Network & Services, Inc. dated as of November 25, 1994 (Filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated February 28, 1995 and incorporated herein by reference.)
 2.4 Agreement and Plan of Merger, dated as of December 20, 1995, among America Online, Inc., Santa's Acquisition Corp. and Johnson-Grace Company and its Principal Shareholders (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 14, 1996 and incorporated herein by reference.)
 2.5      Stock Purchase Agreement, dated as of August 5, 1996, among
          America Online, Inc., The ImagiNation Network, Inc. and AT&T Corp. (Filed as Exhibit 10 to the Company's Current Report on Form 8-K, dated August 5, 1996, and incorporated herein by reference.)
 3.1      Restated Certificate of Incorporation of America Online, Inc.
          (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.)
 3.2      Restated By-Laws of America Online, Inc.
 4.1 Article 4, Article 6 and Article 8 of the Restated Certificate of Incorporation (see Exhibit 3.1)
 4.2 Rights Agreement dated as of April 23, 1993, including Exhibit A (Certificate of Designation setting forth the terms of Series A Junior Participating Preferred Stock, $.01 par value), Exhibit B (Form of Right Certificate) and Exhibit C (Summary of Rights to Purchase Series A Junior Participating Preferred Shares). (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A, as filed on
          September 9, 1996 and incorporated herein by reference.)
 4.3      First Amendment to the Rights Agreement dated as of January 31,
          1995. (Filed as Exhibit 2 to the Company's Registration Statement on Form 8-A, as filed on September 9, 1996 and incorporated herein by reference.)
10.1      Series C Preferred Stock Purchase Agreement, dated as of
          February 20, 1987, as amended, by and among America Online, Inc., Citicorp Venture Capital Ltd., Allstate Insurance Company, INCO Securities Corporation, North American Partners Limited Partnership, Merrill, Pickard, Anderson & Eyre II, Union Venture Corporation, Excelsior II, Excelsior Venture Capital Holdings (Jersey) Ltd., H & Q Ventures International C.V., Hamquist, H & Q Investors, H & Q Ventures III, Hamco Capital Corporation and Daniel H. Case, III. (Filed as
          Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.2 Amendment to Series C Preferred Stock Purchase Agreement, dated September 10, 1987, by and among America Online, Inc., Kleiner, Perkins, Caufield & Byers II, Citicorp Venture Capital Ltd., Allstate Insurance Company, INCO Securities Corporation, North American Partners Limited Partnership, Merrill, Pickard, Anderson & Eyre II, Union Venture Corporation, Excelsior II, Excelsior Venture Capital Holdings (Jersey) Ltd., H & Q Ventures International C.V., H & Q Ventures III, H & Q Investors, Hamquist, Hamco Capital Corporation, and Daniel H. Case, III. (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.3      Series D Preferred Stock Purchase Agreement, dated as of
          September 27, 1991, as amended, between America Online, Inc. and Tribune Company. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.4 Warrant Purchase Agreement, dated as of June 29, 1987, as amended, by and among America Online, Inc., United States Portfolio Leasing, and Hambrecht & Quist Leasing Partners. (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.5 Letter Agreement, dated August 14, 1991, between Tribune Company and America Online, Inc. (Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1, Registration Statement
          No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.) (Confidential treatment requested.)
10.6 Master Agreement for Data Communications Service, dated July 3, 1985, as amended on May 13, 1991, and an order for Communications Service Network Services pursuant thereto, dated January 15, 1992, between America Online, Inc. and GTE Telenet Communications Corporation. (Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on
          February 6, 1992 and incorporated herein by reference.) (Confidential treatment requested.)
10.7 The Company's Employee Stock Purchase Plan. (Filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8, Registration Statement No. 33-48447, as filed on June 5, 1992 and incorporated herein by reference.)
10.8 The Company's 1992 Employee, Director and Consultant Stock Option Plan. (Filed as Exhibit 10. 24 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.9 The Company's Incentive Stock Option Plan, 1987 Restatement. (Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.10 The Company's 1987 Stock Incentive Plan. (Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.11     Amendment No. 1 to the Company's 1987 Stock Incentive Plan.  (Filed as
          Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration Statement No 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.12 Master Agreement for Data Communications and Warrant Purchase Agreement dated May 25, 1993 between Sprint Communications Company L.P. and America Online, Inc. (Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference.)
10.13 First Amendment to Master Agreement for Data Communications, dated June 30, 1994, between Sprint Communication Company L.P. and America Online, Inc. (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)
21.1      List of Subsidiaries.
23.1      Consent of Ernst & Young
24.1      Powers of Attorney.

(b)  Reports on Form 8-K


Form    Item #    Description                                    Filing Date

8-K/A       7      Financial Statements of Business Acquired:     April 15, 1996
                   (1)    Johnson-Grace Company
                          March 31, 1995 and 1994, Financial
                          Statements

                   (2)    Johnson-Grace Company
                          September 30, 1995 and 1994,
                          Financial Statements

                   Pro Forma Financial Information:
                   (1)   Unaudited Pro Forma Combined
                          Condensed Balance Sheet at
                          September 30, 1995

                   (2)   Unaudited Pro Forma Combined
                          Condensed Statements of Operations for
                          each year in the three year period
                          ended July 30, 1995

                   (3)   Unaudited Pro Forma Combined
                          Condensed Statements of Operations for
                          the three months ended
                          September 30, 1995 and 1994

                   (4)   Notes to Unaudited Pro Forma Combined
                          Condensed Financial Statements

8-K        7       Consolidated Financial Statements of      June 28, 1996
                   America Online, Inc. as of June 30, 1995 and 1994 and for the three years ended
                   June 30, 1995 to reflect the acquisition of Johnson-Grace Company on February 1, 1996

                   Selected Financial Data to reflect the
                   acquisition of Johnson-Grace Company

                   Management's Discussion and Analysis
                   of Financial Condition and Result of
                   Operation to reflect the acquisition of
                   Johnson-Grace Company


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of September, 1996.



                              AMERICA ONLINE, INC.





                              By:  /s/  LENNERT J. LEADER
                                        Lennert J. Leader
                                        Senior Vice President and Chief
                                        Financial Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of September, 1996.

Signature           Title                              Date



/s/ Stephen M. Case
    Stephen M. Case    Chairman of the Board,              September 27, 1996
                       President, Chief Executive Officer
                       and Director
                       (principal executive officer)


          *
James V. Kimsey        Chairman Emeritus and Director      September 27, 1996


/s/ Lennert J. Leader
    Lennert J. Leader  Senior Vice President,              September 27, 1996
                       Chief Financial Officer
                       (principal financial and
                       accounting officer)


          *
Frank J. Caufield      Director                            September 27, 1996


          *
Robert J. Frankenberg  Director                            September 27, 1996


          *
Alexander M. Haig, Jr. Director                            September 27, 1996


          *
William N. Melton      Director                            September 27, 1996



Thomas Middelhoff      Director                            September __, 1996



Robert W. Pittman      Director                            September __, 1996


          *
Scott C. Smith         Director                            September 27, 1996


*By: /S/LENNERT J. LEADER
     Lennert J. Leader, as Attorney-in-Fact
     for each of the persons indicated

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                       F-2
Consolidated Statements of Operations for the years
  ended June 30, 1996, 1995, and 1994                F-3
Consolidated Balance Sheets as of June 30, 1996 and
  1995                                               F-4
Consolidated Statements of Changes in Stockholders'
  Equity for the years ended June 30, 1996, 1995,
  and 1994                                           F-5
Consolidated Statements of Cash Flows for the years
  ended June 30, 1996, 1995, and 1994                F-6
Notes to Consolidated Financial Statements           F-7


                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
America Online, Inc.

      We have audited the accompanying consolidated balance sheets of America Online, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online, Inc. at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.



                                                 Ernst & Young LLP

Vienna, Virginia
August 28, 1996



Consolidated Statements of Operations
(Amounts in thousands, except per share data)             Year ended June 30,
                                              1996           1995           1994
Revenues:
     Online service revenues                  $ 991,656      $  344,309   $  98,497
     Other revenues                             102,198          49,981      17,225
          Total revenues                      1,093,854         394,290     115,722

Costs and expenses:
     Cost of revenues                           627,372         229,724      69,043
     Marketing                                  212,710          77,064      23,548
     Product development                         53,817          14,263       5,288
     General and administrative                 110,653          42,700      13,667
     Acquired research and development           16,981          50,335           -
     Amortization of goodwill                     7,078           1,653           -
          Total costs and expenses            1,028,611         415,739     111,546

Income (loss) from operations                    65,243         (21,449)      4,176

Other income (expense), net                      (2,056)          3,074       1,810

Merger expenses                                    (848)         (2,207)          -

Income (loss) before provision for
     income taxes                                62,339         (20,582)      5,986

Provision for income taxes                      (32,523)        (15,169)     (3,832)

Net income (loss)                            $   29,816    $    (35,751)   $  2,154


Earnings (loss) per share:
Net income (loss)                            $     0.28    $      (0.51)  $    0.03
Weighted average shares outstanding             108,097          69,550      69,035

See accompanying notes.

Consolidated Balance Sheets
(Amounts in thousands, except share data)             June 30,
                                                   1996            1995
Assets
Current assets:
     Cash and cash equivalents                   $  118,421       $ 45,877
     Short-term investments                          10,712         18,672
     Trade accounts receivable                       42,939         32,176
     Other receivables                               29,674         11,381
     Prepaid expenses and other current assets       68,832         25,527
          Total current assets                      270,578        133,633

Property and equipment at cost, net                 101,277         70,919

Other assets:
     Product development costs, net                  44,330         18,949
     Deferred subscriber acquisition costs, net     314,181         77,229
     License rights, net                              4,947          5,579
     Other assets                                    35,878          9,121
     Deferred income taxes                          135,872         35,627
     Goodwill, net                                   51,691         54,356
                                                 $  958,754       $405,413

Liabilities and Stockholders' Equity

Current liabilities:
     Trade accounts payable                      $  105,904       $ 84,640
     Other accrued expenses and liabilities         127,898         23,509
     Deferred revenue                                37,950         20,021
     Accrued personnel costs                         15,719          2,863
     Current portion of long-term debt                2,435          2,329
          Total current liabilities                 289,906        133,362

Long-term liabilities:
     Notes payable                                   19,306         17,369
     Deferred income taxes                          135,872         35,627
     Other liabilities                                1,168          2,243
          Total liabilities                         446,252        188,601

Stockholders' equity:
     Preferred stock, $.01 par value;
     5,000,000 shares authorized,
     1,000 shares issued and outstanding                  1              -
          at June 30, 1996
     Common stock, $.01 par value;
     300,000,000  and 100,000,000
     shares authorized, 92,626,000
     and 76,728,268 shares issued
     and outstanding at June 30,
     1996 and 1995, respectively                         926           767
     Additional paid-in capital                      519,342       252,668
     Accumulated deficit                              (7,767)      (36,623)
          Total stockholders' equity                 512,502       216,812
                                                 $   958,754      $405,413

See accompanying notes.

Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands, except share data)
                                                              Additional
                        Preferred Stock       Common Stock     Paid-in  Accumulated
                       Shares   Amount    Shares      Amount   Capital  Deficit    Total
Balances at June 30,
   1993                -         -        49,562,136  $495     $26,992  $(3,550)   $23,937
Common stock issued:
  Exercise of options
  and warrants         -         -         2,827,280    28       1,836        -      1,864
  Sale of stock, net   -         -        10,713,760   107      66,149        -     66,256
Tax benefit related
  to stock options     -         -                 -     -       4,590        -      4,590
Net income             -         -                 -     -           -     2,154     2,154

Balances at June 30,
  1994                 -         -        63,103,176   630      99,567    (1,396)    98,801

Effect of immaterial
 poolings              -         -         2,062,756    21       1,032       524      1,577

Balances as Restated   -         -        65,165,932   651     100,599      (872)   100,378
Common stock issued:
 Exercise of options   -         -         2,905,256    29       4,655         -      4,684
 Business acquisitions -         -         4,785,354    48      75,653         -     75,701
  Sale of stock, net   -         -         3,871,726    39      56,998         -     57,037
Tax benefit related to
  stock options        -         -                 -     -      14,763         -     14,763
Net loss               -         -                 -     -           -    (35,751)  (35,751)

Balances at June 30,
 1995                  -         -         6,728,268   767     252,668    (36,623)  216,812

Effect of pooling
 restatement           -         -                 -     -           -       (960)     (960)

Balances as Restated   -         -         6,728,268   767      52,668    (37,583)   215,852
Common stock issued:
  Exercise of options
  and warrants         -         -        10,370,338   104      47,885          -     47,989
  Business acquisi-
  tions                -         -           465,502     5      16,632          -     16,637
  Sale of stock, net   -         -         5,061,892    50     141,320          -    141,370
Sale of preferred
  stock, net           1,000  $  1                 -     -      28,314          -     28,315
Tax benefit related
  to stock options     -         -                 -     -      32,523          -     32,523
Net income             -         -                 -     -           -     29,816     29,816

Balances at June 30,
  1996                 1,000  $  1        92,626,000   $926   $519,342   $ (7,767)  $512,502

See accompanying notes.

Consolidated Statements of Cash Flows
(Amounts in thousands)                                  Year ended June 30,
                                            1996               1995        1994
Cash flows from operating activities:
  Net income (loss)                         $ 29,816         $(35,751)     $  2,154
  Adjustments to reconcile net income to
   net cash (used in) provided by operating
   activities:
    Depreciation and amortization             33,366           12,266         2,822
    Amortization of subscriber acquisition
      costs                                  126,072           60,924        17,922
    Loss on sale of property and equipment        44               37             5
    Charge for acquired research and
      development                             16,981           50,335             -
    Changes in assets and liabilities:
      Trade accounts receivable              (10,435)         (14,373)       (4,266)
      Other receivables                      (18,293)          (9,086)         (626)
      Prepaid expenses and other current
       assets                                (43,305)         (19,635)       (2,873)
      Deferred subscriber acquisition costs (363,024)        (111,761)      (37,424)
      Other assets                           (26,938)          (6,051)       (2,542)
      Trade accounts payable                  21,150           60,805        10,224
      Accrued personnel costs                 12,856            1,850           397
      Other accrued expenses and
        liabilities                          104,531            5,747         9,474
      Deferred revenue                        17,929            7,190         2,322
      Deferred income taxes                   32,523           14,763         3,832
      Total adjustments                      (96,543)          53,011          (733)

Net cash (used in) provided by
   operating activities                      (66,727)          17,260         1,421

Cash flows from investing activities:
  Short-term investments                       7,960            5,380       (18,947)
  Purchase of property and equipment         (50,262)         (59,255)      (18,010)
  Product development costs                  (32,631)         (13,054)       (5,131)
  Sale of property and equipment                   -              180            95
  Purchase costs of acquired businesses       (4,133)         (20,523)            -
Net cash used in investing activities        (79,066)         (87,272)      (41,993)

Cash flows from financing activities:
  Proceeds from issuance of common stock,
    net                                      189,359           61,721        68,120
  Proceeds from issuance of preferred
    stock, net                                28,315                -             -
  Principal and accrued interest
    payments on line of credit and
    long-term debt                              (935)          (3,045)        (7,795)
  Proceeds from line of credit
    and issuance of long-term debt             3,000           13,488         14,260
  Principal payments under capital
    lease obligations                         (1,402)            (368)           (83)
Net cash provided by financing activities    218,337           71,796         74,502

Net increase in cash and cash equivalents     72,544            1,784         33,930

Cash and cash equivalents at beginning
   of period                                  45,877           44,093         10,163

Cash and cash equivalents at end of
   period                                 $  118,421        $  45,877       $ 44,093

Supplemental cash flow information
  Cash paid during the period for:
      Interest                            $    1,659        $   1,076       $    577
      Income taxes                                 -                -              -

See accompanying notes.

Notes to Consolidated Financial Statements

1  Organization

America Online, Inc. ("the Company") was incorporated in the State of Delaware in May 1985. The Company, based in Dulles, Virginia, is the leading provider of online services, offering its subscribers a wide variety of services, including electronic mail, conferencing, entertainment, software, computing support, interactive magazines and newspapers, and online classes, as well as easy and affordable access to services of the Internet. In addition, the Company is a provider of data network services and multimedia and CD-ROM production services.

2  Summary of Significant Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Business Combinations Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition.

Other business combinations have been accounted for under the pooling of interests method of accounting. In such cases, the assets, liabilities, and stockholders' equity of the acquired entities were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger unless the effect of the business combination is not material to the financial statements of the Company.

Revenue Recognition Online service revenues are recognized over the period services are provided. Other revenues, consisting principally of the sale of merchandise, data network services, online advertising and transactions, production services and development and licensing fees are recognized as services are rendered. Deferred revenue consists primarily of monthly subscription fees billed in advance, and prepaid network and advertising fees.

Property  and  Equipment   Property and equipment are depreciated  or  amortized
using the straight-line method over the estimated useful life of the asset, which ranges from 5 to 40 years, or over the life of the lease.

Deferred Subscriber Acquisition Costs The Company expenses the costs of advertising as incurred, except direct response advertising, which is classified as deferred subscriber acquisition costs. Direct response advertising consists solely of the costs of marketing programs which result in subscriber registrations without further effort required by the Company. These costs, which relate directly to subscriber solicitations, principally include the printing, production and shipping of starter kits and the costs of obtaining qualified prospects by various targeted direct marketing programs and from third parties. To date all deferred subscriber acquisition costs have been incurred for the solicitation of specifically identifiable prospects. No indirect costs are included in deferred subscriber acquisition costs.

The deferred costs are amortized, beginning the month after such costs are incurred, over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever is shorter. All other costs related to the acquisition of subscribers, as well as general marketing costs, are expensed as incurred.

On a quarterly basis, management reviews the estimated future operating results of the Company's subscriber base in order to evaluate the recoverability of deferred subscriber acquisition costs and the related amortization period. It is possible that management's future assessments of the recoverability and amortization period of deferred subscriber acquisition costs may change based upon actual results and other factors.

Effective July 1, 1995, the Company modified the components of subscriber acquisition costs deferred, and changed the period over which it amortizes subscriber acquisition costs. The period over which the Company amortizes subscriber acquisition costs was changed from twelve and eighteen months to the period described previously in order to more appropriately match subscriber acquisition costs with associated online service revenues. The effect of this change in accounting estimate for the year ended June 30, 1996, was to increase net income by $48,106,000 ($.45 per share).

Product Development Costs The Company capitalizes costs incurred for the production of computer software used in the sale of its services. Costs capitalized include direct labor and related overhead for software produced by the Company and the costs of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software is commercially available. To the extent the Company retains the rights to software development funded by third parties, such costs are capitalized in accordance with the Company's normal accounting policies. Amortization is provided on a product-by-product basis, using the greater of the straight-line method or current year revenue as a percent of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of product release.

Product development costs consist of the following:
(in thousands)                                 Year ended June 30,
                                            1996              1995
Balance, beginning of year             $   18,949         $   7,912
Costs capitalized                          32,631            13,054
Costs amortized                            (7,250)           (2,017)
Balance, end of year                   $   44,330        $   18,949

The accumulated amortization of product development costs related to the production of computer software totaled $15,152,000 and $7,902,000 at June 30, 1996 and 1995, respectively.

Included in product development costs are research and development costs totaling $16,449,000, $5,277,000, and $2,453,000 and other product development costs totaling $30,118,000, $6,969,000, and $1,050,000 in the years ended June 30, 1996, 1995 and 1994, respectively.

Investments The Company has various investments, including foreign joint ventures, that are accounted for under the equity method of accounting. All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. To date, the Company's basis and current commitments in its investments accounted for under the equity method of accounting have been minimal. As a result, these investments have not significantly impacted the Company's results of operations or its financial position.

All other investments, for which the Company does not have the ability to exercise significant influence and there is not a readily determinable market value, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of June 30, 1996, the fair value of these investments approximated cost.

Goodwill Goodwill consists of the excess of cost over the fair value of net assets acquired and certain other intangible assets relating to purchase transactions. Goodwill and intangible assets are amortized over periods ranging from 5-10 years. As of June 30, 1996 and 1995, accumulated amortization was $8,731,000 and $1,653,000, respectively. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows in relation to its determination whether the goodwill is recoverable. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

Cash, Cash Equivalents and Short-term Investments The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. In fiscal 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption was not material to the Company's results of operations or its financial position. The Company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. Available-for-sale securities at June 30, 1996 and 1995, consisted of U.S. Treasury Bills and other obligations of U.S. Government agencies totaling $4,080,000 and $7,579,000 and U.S. corporate debt obligations totaling $6,632,000 and $11,093,000, respectively. At June 30, 1996 and 1995, the estimated fair value of these securities approximated cost.

Net Income (Loss) per Common Share Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period.

Reclassification   Certain  amounts  in  prior  years'  consolidated   financial
statements have been reclassified to conform to the current year presentation.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Pronouncements In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company's June 30, 1997, financial statements. SFAS No. 123 allows  companies to account for stock-based compensation under either  the  new provisions of SFAS No. 123 or under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," with additional pro forma disclosures in the footnotes to the financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company intends to continue accounting for its stock-based compensation in accordance with the provisions of APB No. 25. As such, the adoption of SFAS No. 123 will not impact the Company's results of operations or its financial position.


3  Business Combinations

Pooling Transaction In February 1996, the Company completed its merger with Johnson-Grace Company ("Johnson-Grace"), in which Johnson-Grace became a wholly-owned subsidiary of the Company. The Company exchanged 1,617,778 shares of common stock for all the outstanding common and preferred stock of Johnson-Grace. Additionally, 72,429 shares of the Company's common stock were reserved for outstanding stock options issued by Johnson-Grace and assumed by the Company. The merger was accounted for under the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Johnson-Grace for all periods presented prior to the merger. In connection with the merger of the Company and Johnson-Grace, merger expenses of $848,000 were recognized during 1996.

Johnson-Grace had a fiscal year end of March 31 and, accordingly, the Company's retained earnings have been adjusted by $960,000 to reflect Johnson-Grace's results of operations for the three months ended June 30, 1995, which are not included in the Company's results of operations.

Johnson-Grace's revenues, adjusted for intercompany sales, during the nine months ended March 31, 1996, and the years ended June 30, 1995 and 1994, were minimal. During the nine months ended March 31, 1996, and the years ended June 30, 1995 and 1994, Johnson-Grace's net loss was $3,770,000, $2,104,000, and
$396,000, respectively.

Purchase Transaction In September 1995, the Company acquired Ubique, Ltd. ("Ubique"), an Israeli company, in a transaction accounted for under the purchase method of accounting. A total of 388,532 shares of the Company's common stock were issued and $1,500,000 was paid in exchange for all of the outstanding equity and related rights of Ubique. Additionally, 43,896 shares of the Company's common stock were reserved for outstanding stock options issued by Ubique and assumed by the Company. Approximately $17 million of the aggregate purchase price was allocated to in-process research and development and was charged to the Company's operations at the time of the acquisition.

4  Property and Equipment

Property and equipment consist of the following:
(in thousands)                                               June 30,
                                                         1996           1995
Computer equipment                                   $   84,775      $  57,940
Buildings and related improvements                       34,479         20,084
Land                                                      7,600          6,075
Leasehold improvements                                    6,068          3,074
Furniture and fixtures                                    5,701          5,222
                                                        138,623         92,395
Less accumulated depreciation
  and amortization                                       37,346         21,476
Net property and equipment                           $  101,277      $  70,919

5  Commitments and Contingencies

The Company leases facilities and equipment primarily under several long-term operating leases. Future minimum payments under noncancelable operating leases with initial terms of one year or more consist of the following:

(in thousands)
Year ending June 30,
1997                                                      $    72,264
1998                                                           73,518
1999                                                           57,123
2000                                                           28,069
2001                                                           11,266
Thereafter                                                     50,998
                                                          $   293,238

The  Company's rental expense under operating leases in the years ended June 30,
1996,  1995  and  1994,  totaled  approximately  $47,844,000,  $10,120,000   and
$2,910,000, respectively.

Communication Networks The Company has guaranteed monthly usage levels of data and voice communications with one of its vendors. The remaining commitments are $192,000,000, $142,000,000 and $131,500,000 for the years ending June 30, 1997,
1998 and 1999, respectively. The related expense for the years ended June 30, 1996, 1995 and 1994, was $278,513,000, $138,793,000 and $40,315,000,
respectively.

Contingencies Various legal proceedings have arisen against the Company in the ordinary course of business. In the opinion of management, these proceedings involve amounts which would not have a material effect on the financial position of the Company if such proceedings were disposed of unfavorably.


6  Notes Payable

Notes payable at June 30, 1996, totaled approximately $20 million and consisted primarily of amounts borrowed to finance two office buildings and certain building improvements. The notes are collateralized by the respective assets. Two of the notes have a variable interest rate equal to 105 basis points and 100 basis points above the 30 day London Interbank Offered Rate. One of the notes has a fixed interest rate of 8.48% per annum. Aggregate maturities of notes payable for the years ended June 30, 1997, 1998, 1999, 2000, 2001, and thereafter are $1,029,000, $1,045,000, $1,062,000, $1,080,000, $1,100,000 and
$15,021,000, respectively.

7  Other Income

The following table summarizes the components of other income:

(in thousands)                                           Year ended June 30,
                                           1996             1995          1994
Interest income                         $    6,901       $   3,979     $  1,658
Interest expense                            (1,404)         (1,062)        (577)
Other income (expense)                      (7,553)            157          729
                                        $   (2,056)      $   3,074     $  1,810

Other income (expense) in the year ended June 30, 1996, includes an $8,000,000 charge related to the settlement of a class action lawsuit.


8   Income Taxes

The provision for income taxes is attributable to:

(in thousands)                                         Year ended June 30,
                                             1996             1995            1994
Income before provision for
    income taxes                          $    32,523      $    15,169    $  3,832

Current                                   $         -      $         -    $      -
Deferred                                       32,523           15,169       3,832
                                          $    32,523      $    15,169    $  3,832


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

(in thousands)                                       Year ended June 30,
                                           1996             1995           1994
Income tax at the federal statutory
  rate of 34%                            $   21,195       $  (6,998)    $  2,035
State income tax, net of federal benefit      3,424           1,597          403
Nondeductible charge for purchased
     research  and development                5,773          17,114            -
Loss, for which no tax benefit was derived    1,437           2,347        1,394
Other                                           694           1,109            -
                                         $   32,523       $  15,169     $  3,832

Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes, primarily relating to deferred subscriber acquisition and product development costs.

As of June 30, 1996, the Company has net operating loss carryforwards of approximately $415,000,000 for tax purposes which will be available to offset future taxable income. If not used, these loss carryforwards will expire between 2001 and 2011. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

The Company's income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

(in thousands)                                       June 30,
                                            1996                     1995
Deferred tax liabilities:
  Capitalized software costs             $   16,801                 $  7,008
    Deferred member acquisition costs       119,071                   28,619
        Net deferred tax liabilities     $  135,872                 $ 35,627

Deferred tax assets:
    Net operating loss carryforwards     $  157,000                 $ 39,000
        Total deferred tax assets           157,000                   39,000
    Valuation allowance for deferred
        assets                              (21,128)                  (3,373)
        Net deferred tax assets          $  135,872                 $ 35,627

9  Capital Accounts

Common Stock At June 30, 1996 and 1995, the Company's $.01 par value common stock authorized was 300,000,000 and 100,000,000 shares, respectively, with 92,626,000 and 76,728,268 shares issued and outstanding, respectively. At June 30, 1996, 37,783,810 shares were reserved for the exercise of issued and unissued common stock options and a warrant, and 478,813 shares were reserved for issuance in connection with the Company's Employee Stock Purchase Plan.

Preferred Stock In February 1992, the Company's stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 5,000,000 shares of preferred stock, $.01 par value, with rights and preferences to be determined by the Board of Directors.

During May 1996, the Company sold 1,000 shares of Series B convertible preferred stock ("the Preferred Stock") for approximately $28,000,000. The Preferred Stock has an aggregate liquidation preference of approximately $28,000,000 and accrues dividends at a rate of 4% per annum. Accrued dividends can be paid in the form of additional shares of Preferred Stock. During May 1998, the Preferred Stock, plus accrued but unpaid dividends, automatically converts into shares of common stock based on the fair market value of common stock at the time of conversion.

Warrant In connection with an agreement with the Company's primary communications provider, the Company has an outstanding warrant, exercisable through March 31, 1999, subject to certain performance standards specified in the agreement, to purchase 3,600,000 shares of common stock at a price of $3.91 per share.

Shareholder Rights Plan During fiscal 1993, the Company adopted a shareholder rights plan and distributed a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock. The Rights become exercisable in certain limited circumstances involving a potential business combination or change of control transaction of the Company. Each Right initially entitles registered holders of the Company's common stock to purchase one one-hundredth of a share of the Company's new Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $150.00 per one one-hundredth of a share of Series A Preferred Stock. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase for $150.00 an amount of common stock of the Company or, in certain circumstances, securities of the acquirer, having a then-current market value of two times the exercise price of the Right. The Rights are redeemable for one cent per Right at the option of the Board of Directors. Until a Right is exercised, the holder of the Right, as such, has no rights as a shareholder of the Company. The Rights expire on May 3, 2003, unless redeemed prior to that date.

Stock Splits On November 25, 1994, April 27, 1995 and November 28, 1995, the Company effected two-for-one splits of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock splits.

10 Stock Plans

Options to purchase the Company's common stock under various stock option plans have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods ranging from one to four years and expire ten years from the date of grant. A summary of stock option activity is as follows:

                                      Number of               Option price
                                       shares                   per share
Balance at June 30, 1993           14,362,008                $  .06 - $ 4.59
     Granted                        2,917,200                $ 4.65 - $ 9.12
     Exercised                     (2,770,960)               $  .06 - $ 3.75
     Forfeited                       (218,800)               $ 1.12 - $ 9.00
Balance at June 30, 1994           14,289,448                $  .06 - $ 9.12
     Granted                       23,587,196                $ 6.95 - $22.00
     Exercised                     (2,677,232)               $  .06 - $ 9.12
     Forfeited                     (1,021,700)               $  .25 - $18.84
Balance at June 30, 1995           34,177,712                $  .06 - $22.00
    Granted                         4,605,995                $22.12 - $55.50
     Exercised                     (5,914,213)               $  .06 - $33.50
     Forfeited                     (2,155,078)               $ 1.12 - $54.25
Balance at June 30, 1996           30,714,416                $  .06 - $55.50

At  June  30,  1996,  8,529,435   options were  exercisable.   There  have  been
17,356,437 options exercised under the above plans.

At June 30, 1996, the Company had 1,585,707 common stock options outstanding under stock option plans which were assumed by the Company in connection with various business combinations. The options are exercisable at prices ranging from $0.01 to $44.75 and vest over the next four years. At June 30, 1996, 505,375 options were exercisable.

Employee Stock Purchase Plan In May 1992, the Company's Board of Directors adopted an Employee Stock Purchase Plan ("the ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 10 percent of compensation. The ESPP is administered by the Compensation Committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 800,000. A total of 321,187 shares of common stock has been issued under the ESPP.


11  Employee Benefit Plan

Savings Plan The Company has a savings plan ("the Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 50% of each employee's contributions up to a maximum matching contribution of 2% of the employee's earnings. The Company's matching contribution to the Savings Plan was approximately $1,126,000 and $358,000 in the years ended June 30, 1996 and 1995, respectively.


12  Subsequent Event

In August 1996, the Company purchased 100% of the outstanding stock of The ImagiNation Network, Inc., an online games company. The Company paid $14.5 million in common stock in a transaction accounted for under the purchase method of accounting.


                                  EXHIBIT INDEX

Exhibit
No.


3.1       Restated By-Laws of America Online, Inc.

21.1      List of Subsidiaries

23.1      Consent of Ernst & Young

24.1      Powers of Attorney