Form 10-Q
period 1996-09-30
AMERICA ONLINE INC
filed 1996-11-15
CIK 883780

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:    September 30, 1996

                                       OR

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of               1934

     For the transition period from                      to

                             Commission File Number:
                                     0-19836

                              America Online, Inc.
             (Exact name of registrant as specified in its charter)

                         Delaware                      54-1322110
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

                   22000 AOL Way, Dulles, Virginia  20166-9323
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:    (703) 448-8700

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

Title of each class
Common stock $.01 par value
     Shares outstanding on October 31,
1996................................................93,986,529

                              AMERICA ONLINE, INC.

                                      INDEX
                                                                 Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets-September 30, 1996 and
               June 30, 1996                                       3

          Consolidated Statements of Operations-Three
          months ended September 30, 1996 and 1995                 4

          Consolidated Statements of Cash Flows-Three
          months ended September 30, 1996 and 1995                 5

          Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        19

Signatures                                                        20

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)


                                      September 30, 1996         June 30, 1996
ASSETS                                    (Unaudited)
Current assets:
   Cash and cash equivalents          $       91,154            $    118,421
   Short-term investments                     11,081                  10,712
   Trade accounts receivable                  41,257                  42,939
   Other receivables                          41,123                  29,674
   Prepaid expenses and other current assets  70,100                  68,832
      Total current assets                   254,715                 270,578

Property and equipment at cost, net          109,343                 101,277

Other assets:
   Product development costs, net             55,218                  44,330
   Deferred subscriber acquisition costs,
       net                                         -                 314,181
   License rights, net                         6,867                   4,947
   Other assets                               42,183                  35,878
   Deferred income taxes                      18,662                 135,872
   Goodwill, net                              51,925                  51,691
                                        $    538,913             $   958,754

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable               $    115,317             $   105,904
   Accrued personnel costs                     9,850                  15,719
   Other accrued expenses and liabilities    134,536                 127,898
   Deferred revenue                           45,593                  37,950
   Current portion of long-term debt and
        capital lease obligations              2,098                   2,435
   Total Current Liabilities                 307,394                 289,906

Long-term liabilities:
   Notes payable                              19,051                  19,306
   Deferred income taxes                      18,662                 135,872
   Minority Interests                         12,908                       -
   Other liabilities                           1,981                   1,168
         Total liabilities                   359,996                 446,252
Stockholders' equity:
   Preferred stock, $.01 par value;
     5,000,000 shares authorized,
     1,000 shares issued and outstanding
     at September 30, 1996 and June 30, 1996       1                       1
   Common stock, $.01 par value,
     300,000,000 shares authorized,
     93,810,944 and 92,626,000 shares
     issued and outstanding at September
     30, 1996 and June 30, 1996,
     respectively                                938                     926
   Additional paid-in capital                539,434                 519,342
   Accumulated deficit                      (361,456)                 (7,767)
       Total stockholders' equity            178,917                 512,502
                                     $       538,913          $      958,754

See accompanying notes.

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)


                                               Three months ended
                                                  September 30,
                                         1996                         1995
                                                   (Unaudited)
Revenues:

   Online service revenues          $    311,132                  $  178,479

   Other revenues                         38,850                      19,423

      Total revenues                     349,982                     197,902

Costs and expenses:

   Cost of revenues                      188,223                     119,077

   Marketing                              75,872                      36,924

   Product development                    19,326                       9,580

   General and administrative             35,564                      20,480

   Write-off of deferred subscriber
    acquisitions costs                   385,221                           -

  Acquired research and development           -                       16,981

  Amortization of goodwill                1,920                        1,663

      Total costs and expenses          706,126                      204,705

Loss from operations                   (356,144)                      (6,803)

Other income                              2,455                          832
Loss before provision for income
   taxes                               (353,689)                      (5,971)

Provision for income taxes                    -                       (4,936)

Net loss                           $   (353,689)             $       (10,907)

Loss per share:                    $      (3.80)             $         (0.14)

Weighted average shares
   outstanding                           93,169                        77,147

See accompanying notes.

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)


                                                 Three months ended September 30,
                                                  1996                     1995
                                                           (Unaudited)
Cash flows from operating activities:
   Net loss                                  $     (353,689)           $ (10,907)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
      Write-off of deferred subscriber
         acquisition costs                          385,221                    -
      Depreciation and amortization                  13,193                6,016
   Amortization of subscriber acquisition costs      59,189               15,984
   Charge for acquired research and development           -               16,981
   Changes in assets and liabilities:
       Trade accounts receivable                      2,228               (3,042)
       Other receivables                             (6,279)               2,414
       Prepaid expenses and other current assets       (946)             (13,329)
       Deferred subscriber acquisition costs       (130,229)             (71,510)
       Other assets                                  (5,182)              (5,446)
       Trade accounts payable                         8,670               36,359
       Accrued personnel costs                       (7,179)                 941
       Other accrued expenses and liabilities         2,224               10,901
       Deferred revenue                               7,643                3,946
       Deferred income taxes                              -                5,068
       Other liabilities                               (155)                  26

   Total adjustments                                328,398                5,309

Net cash used in operating activities               (25,291)              (5,598)

Cash flows from investing activities:
  Short-term investments                               (369)              (5,435)
   Purchase of property and equipment               (11,564)              (5,672)
   Product development costs                        (15,505)              (6,649)
   Purchase costs of acquired businesses               (475)              (4,159)

Net cash used in investing activities               (27,913)             (21,915)

Cash flows from financing activities:
   Proceeds from issuance of preferred
     stock in subsidiary                             15,000                    -
   Proceeds from issuance of common stock,
     net                                             11,529                3,113
   Principle and accrued interest payments
     on revolving line of credit and
     long-term debt                                    (284)                 (95)
Payments under capital lease obligations               (308)                (322)

Net cash provided by financing activities            25,937                2,696

Net decrease in cash and cash equivalents           (27,267)             (24,817)
Cash and cash equivalents at beginning of period    118,421               45,877

Cash and cash equivalents at end of period    $      91,154               21,060

Supplemental cash flow information
   Cash paid during the period for:
      Interest                                $         424           $      420
      Income taxes                                        -                    -

See accompanying notes.

                      AMERICA ONLINE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals (with the exception of the write-off of deferred subscriber acquisition costs as discussed in Note 3 of the Notes to Consolidated Financial Statements), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Prior period financial statements are restated for business combinations accounted for under the pooling of interests method of accounting unless the effect of the business combination is not material to the consolidated financial statements of the Company. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Note 2. Stockholders' Equity

     In October 1995, the Company completed a public stock offering of 4,963,266 shares of common stock (adjusted for a stock split) which generated net cash proceeds of approximately $139.5 million.

     During May 1996, the Company sold 1,000 shares of Series B convertible preferred stock (`the Preferred Stock") for approximately $28,000,000. The Preferred Stock has an aggregate liquidation preference of approximately $28,000,000 and accrues dividends at a rate of 4% per annum. Accrued dividends can be paid in the form of additional shares of Preferred Stock. During May 1998, the Preferred Stock, plus accrued but unpaid dividends, automatically converts into shares of common stock based on the fair market value of common stock at the time of conversion.

     In November 1995, the Company effected a two-for-one split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock split.

Note 3. Change in Accounting Estimate

     As a result of a change in accounting estimate, the Company recorded a charge of $385,221,000, as of September 30, 1996, representing the balance of deferred subscriber acquisition costs as of that date. The Company had previously deferred the cost of certain marketing activities, to comply with the criteria of Statement of Position 93-7 "Reporting on Advertising Costs", and then amortized those costs over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. The Company's changing business model is expected to increasingly reduce its reliance on online service subscriber revenues for the generation of revenues and profits, by growing high-margin other revenue streams. These changing market dynamics, coupled with a lack of historical experience with flat-rate pricing, create uncertainties regarding the level of expected future economic benefits from online service subscriber revenues (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").
As a result, the Company believes it no longer has an adequate accounting basis to support recognizing deferred subscriber acquisition costs as an asset.

Note 4. Income Taxes

     The effective income tax rate varied from the federal statutory tax rate as follows:

                                          Quarter
                                           Ended
                                          9/30/96

Statutory rate:                           (34.0%)

State income taxes-net of federal
  income tax benefit                       (4.0)

Valuation allowance on net deferred
   tax benefit                             38.0

  Tax Rate                                    -%

     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes, primarily relating to product development costs.

     As of September 30, 1996, the Company had available net operating loss carryforwards of approximately $471,000,000 for tax purposes, which will be available, subject to certain annual limitations, to offset future taxable income. If not used, these loss carryforwards will expire between 2001 and 2012. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

     Significant components of the Company's deferred tax liabilities and assets as of September 30, 1996 are as follows:


Deferred tax liabilities
  Capitalized software costs               $   18,662,000
      Net deferred tax liabilities         $   18,662,000

Deferred tax assets:
Net operating loss carryforward            $  178,158,000
     Total deferred tax assets                178,158,000
Value allowance for deferred assets          (159,496,000)
     Net deferred tax assets                $  18,662,000


Note 5.  Business Combinations

On August 5, 1996, the Company purchased 100% of the outstanding common stock of the ImagiNation Network, Inc. ("INN"), by issuing 362,500 shares of its common stock for a total purchase price of approximately $14.5 million. The acquisition was accounted for under the purchase method and accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. The results of operations, for the three months ended September 30, 1996, include INN's operations from the date of acquisition.

The following pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

(in thousands, except per share data)
                                                    Pro Forma
                                              Three        Three months
                                              months          ended
                                          ended 9/30/95      9/30/96
                                                    (unaudited)
Revenues                                 $ 349,982          $ 197,902
Loss from operations                      (357,707)           (10,143)
Net loss                                  (355,251)           (14,234)
Loss per share                          $    (3.81)         $   (0.18)

Note 6.  Legal Proceedings

     Various legal proceedings have arisen against the Company in the ordinary course of business. In the opinion of management, these proceedings involve amounts which would not have a material effect on the financial position of the Company if such proceedings were disposed of unfavorably. See also Part II,
Item 1. Legal Proceedings.

Note 7.  Subsequent Event

     On October 29, 1996 the Company announced a series of initiatives to fully leverage its global assets in consumer networks, content and access, by more closely aligning its business structure with emerging opportunities in the interactive market, and to further distinguish its flagship online brand as the leader in value, content and service. These initiatives included a new corporate structure as well as a new standard monthly membership fee, and other pricing alternatives, for its online service. In conjunction with these initiatives, the Company will take a one-time restructuring charge of up to $75 million in the second quarter of fiscal 1997. Principal items expected to be included in the charge are severance and related benefits for staff reductions, lease and contract terminations, and other costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

     The Company generates two types of revenues, online service revenues and other revenues. Online service revenues are generated by customers subscribing to the Company's online services. Other revenues are non-subscription based and are generated from the Company's base of subscribers as well as businesses. Other revenues include revenues from sources such as the sale of merchandise, the provision of data network services, transaction fees and advertising.

     The Company's online service revenues are generated primarily from subscribers paying a monthly membership fee and hourly charges based on usage in excess of the number of hours of usage provided as part of the monthly fee. The Company's standard monthly membership fee for its AOL service, which includes five hours of service, is $9.95, with a $2.95 hourly fee for usage in excess of five hours per month.

     In May 1996, the Company announced an additional pricing plan for its AOL service aimed at improving retention among its heavier users. This pricing plan (the "Value Plan"), which became effective July 1, 1996, includes 20 hours of service for $19.95 per month, with a $2.95 hourly fee for usage in excess of 20 hours per month.

     On October 29, 1996, the Company announced a new standard monthly membership fee and several new pricing alternatives aimed at providing price points for a wide range of consumers. These new pricing alternatives, which will be available beginning December 1, 1996, are as follows:

* A standard monthly membership fee providing unlimited use of AOL, including the Internet, for $19.95 per month. Subscribers can also choose to prepay for two years in advance at the monthly rate of $14.95 or one year in advance at the monthly rate of $17.95.

* An alternative offering three hours of AOL for $4.95 per month, with additional time priced at $2.50 per hour.

* An alternative offering a rate of $9.95 per month for unlimited use of AOL - for those subscribers who already have an Internet connection and use this connection to access AOL.

     The Company plans to transition members to the $19.95 standard monthly membership fee unless alternative available pricing is selected. The transition will take place beginning with the members' first billing cycle in December 1996, although members will be allowed to accelerate this change to December 1, 1996 upon request. Existing members may retain the $9.95 / five hour pricing upon request.

     As a result of the introduction of unlimited use pricing for AOL and the Internet, as detailed above, the Company's Internet service, Global Network Navigator ("GNN"), will be discontinued no later than March 1997, and its members transitioned onto AOL. The Company had previously launched GNN in October 1995.

     The growth of the Company's online service revenues is expected to be driven primarily by growth in its subscriber base. The growth of the subscriber base is dependent upon the Company's ability to acquire and retain subscribers. The Company acquires new subscribers to its services through an introductory trial offer. The Company's ability to continue to acquire new subscribers is dependent upon people continuing to register for its introductory trial offer.

     The Company experienced generally lower overall retention rates for the AOL service during fiscal 1996 compared to fiscal 1995. Retention rates for AOL subscribers who were early in their membership terms decreased more than the overall retention rate, with the largest quarterly percentage decrease occurring in the fourth quarter of fiscal 1996. The Company believes that factors contributing to these decreases include: (1) competition from an increasing number of service providers; (2) the availability of alternative pricing models from competitors, including flat-rate pricing; and (3) an increase in less-qualified new subscribers as a result of increased direct marketing to the mass consumer audience. The Company believes that the introduction in July 1996 of the Value Plan (which will be discontinued upon the availability of the new flat-rate standard monthly membership fee), the new version of AOL introduced in late fiscal 1996, and the introduction of new pricing alternatives (including flat-rate pricing) available beginning December 1, 1996, address many of the factors which most directly affect retention. In addition, the Company plans to increase spending on programs designed to improve trial conversion and retention rates. Although the Company experienced higher monthly retention rates in the first quarter of fiscal 1997 compared to the fourth quarter of fiscal 1996, the Company cannot predict the overall future rate of retention.

     The average total usage hours per member per month, for AOL subscribers, is expected to increase in fiscal 1997 over fiscal 1996. The Company believes that the principal factor contributing to this expected increase will be the availability of the Value Plan through November 1996 and the $19.95 per month flat-rate standard monthly membership fee available thereafter, which will allow members to spend more time online at less cost.
As a result, the Company anticipates that there will be an increase in the number of hours of usage relative to online service revenues, and because the Company does not have any historical operating experience with flat-rate pricing, there are uncertainties regarding the level of future economic benefits
from online service subscriber revenues.   Overall average monthly online
service revenue per AOL subscriber in fiscal 1997 is expected to be lower than in fiscal 1996.

     Other revenues are generated primarily from the sale of merchandise, data network services, transaction fees and advertising. The growth of other revenues is important to the Company's business objectives. In the first quarter of fiscal 1997, other revenues represented approximately 11% of total revenues. While such other revenues currently represent a relatively small percentage of total revenues, a substantial portion of the Company's margins are associated with these revenues. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the change in its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as merchandise sales, the provision of data network services, transaction fees and advertising, which generally carry higher margins than online service revenues. The Company expects that the growth in other revenues, assuming such growth continues, will be the primary source of future profit growth, and will provide the Company with the opportunity and flexibility to fund programs designed to grow the subscriber base and meet other business objectives.

     The online services and Internet markets are highly competitive. The Company believes that existing competitors, which include, among others, commercial Internet-based online services such as CompuServe, Prodigy and the Microsoft Network, and Internet service providers, including various national and local independent Internet service providers as well as long distance and regional telephone companies, are likely to enhance and more aggressively market their service offerings. In addition, new competitors, including Internet directory services and various media and telecommunication companies, have entered or announced plans to enter the online services and Internet markets, resulting in greater competition for the Company. The competitive environment could have the following effects: require additional pricing programs and increased spending on marketing, network capacity, content procurement and product development; limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limit the Company's ability to grow its subscriber base; and result in increased attrition in the Company's subscriber base. Any of the foregoing events could have an impact on revenues and result in an increase in costs as a percentage of revenues. These factors may have a material adverse effect on the Company's financial condition and operating results.

Results of Operations

Online Service Revenues

     For the three months ended September 30, 1996, online service revenues increased from $178,479,000 to $311,132,000, or 74%, over the three months ended September 30, 1995. This increase was primarily attributable to a 72% increase in the number of AOL and GNN North American subscribers. The average monthly online service revenue per AOL North American subscriber decreased from $17.71 in the three months ended September 30, 1995 to $16.86 in the three months ended September 30, 1996. This decrease was principally attributable to the availability of Value Plan in July 1996, as well as lost revenues and credits issued to subscribers related to a service outage in August 1996.


Other Revenues

     For the three months ended September 30, 1996, other revenues, consisting principally of the sale of merchandise, data network services, transaction fees and advertising increased from $19,423,000 to $38,850,000, or 100%, over the three months ended September 30, 1995. The increase was primarily attributable to an increase in the sale of merchandise, transaction fees and advertising revenues.

Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data and voice communication costs, costs associated with operating the data centers and providing customer support, royalties paid to information and service providers, and the costs of merchandise sold. For the three months ended September 30, 1996 cost of revenues increased from $119,077,000 to $188,223,000, or 58%, over the three months ended September 30, 1995, and decreased as a percentage of total revenues from 60.2% to 53.8%.

     The increase in cost of revenues was primarily attributable to an increase in data communication costs, customer support costs and royalties paid to information and service providers. Data communication costs increased primarily as a result of the larger customer base and more usage by customers. Customer support costs, which include personnel and telephone costs associated with providing customer support, were higher primarily as a result of the larger customer base. Royalties paid to information and service providers increased as a result of a larger customer base and more usage and the Company's addition of more service content to broaden the appeal of the AOL service. The costs of merchandise sold increased as a result of an increase in merchandise revenues.

     The decrease in cost of revenues as a percentage of total revenues for the three months ended September 30, 1996 is primarily attributable to a decrease in data communication costs resulting from lower costs per hour, due to a higher percentage of traffic generated on the Company's lower cost network, AOLnet. This decrease was partially offset by increases in leased equipment costs and the costs of merchandise sold.

     The Company is building AOLnet, a TCP/IP data network, in order to increase its network capacity, provide its members with higher speed access, and reduce the costs of data communication. As the Company rapidly builds AOLnet, it plans to continue to manage an increasingly higher percentage of its total traffic to this network, which would lead to greater network utilization and a lower overall AOLnet per hour cost . The buildout of AOLnet requires a substantial investment in telecommunications equipment, which the Company is financing primarily through leasing.

     The Company expects that future gross margins will be lower than those achieved in recent periods. While the Company expects high-margin other revenues will increase, and expects that the growth and management of AOLnet will provide lower per hour data communication costs, it is anticipated that these factors will be more than offset by an increase in the total usage hours, primarily as a result of the introduction of flat-rate pricing.

Marketing and Write-off of Deferred Subscriber Acquisition Costs

     For the three months ended September 30, 1996, marketing expenses increased from $36,924,000 to $75,872,000, or 105%, over the three months ended September 30, 1995, and increased as a percentage of total revenues from 18.7% to 21.7%. The increase in marketing expenses and as a percentage of revenues was primarily attributable to an increase in the size and number of marketing programs designed to expand the Company's subscriber base.

     The balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385,221,000, was written off as a result of a change in accounting estimate. For additional information regarding this change, refer to
Note 3 of the Notes to Consolidated Financial Statements.

     Marketing costs as a percentage of total revenues are anticipated to increase in fiscal 1997 over fiscal 1996. This anticipated increase is primarily attributable to the change in accounting estimate, which will result in subscriber acquisition costs being currently expensed in fiscal 1997, versus being capitalized and amortized over twenty-four months in fiscal 1996.


Product Development

     Product development costs include research and development expenses, other product development costs and the amortization of software costs. For the three months ended September 30, 1996, product development costs increased from $9,580,000 to $19,326,000, or 102%, over the three months ended September 30, 1995, and increased as a percentage of total revenues from 4.8% to 5.5%. The increases in product development costs, and such costs as a percentage of total revenues, were primarily attributable to increases in personnel costs related to an increase in the number of technical employees, and an increase in the amortization of software costs. Product development costs, before capitalization and amortization, increased by 88%.

General and Administrative

     For the three months ended September 30, 1996, general and administrative expenses increased from $20,480,000 to $35,564,000, or 74%, over the three months ended September 30, 1995, and decreased as a percentage of total revenues from 10.3% to 10.2%. The increase in general and administrative costs was principally attributable to higher office, personnel and travel expenses related to an increase in the number of employees.

Amortization of Goodwill

     Amortization of goodwill increased to $1,920,000 in the three months ended September 30, 1996 from $1,663,000 in the three months ended September 30, 1995. Amortization of goodwill relates primarily to the Company's acquisitions of Advanced Network & Services, Inc. and Global Network Navigator, Inc., which resulted in approximately $56 million of goodwill. The goodwill related to these acquisitions is being amortized on a straight-line basis over periods ranging from five to ten years. The increase in amortization of goodwill is attributable to goodwill associated with various purchases made by the Company, including INN, all of which occurred subsequent to the first quarter of fiscal 1996. In connection with the fiscal 1997 second quarter restructuring charge (see Note 7 of the Notes to Consolidated Financial Statements), the Company will write-off approximately $8.4 million of capitalized goodwill associated with GNN.

Other Income

     Other income consists primarily of investment income and nonoperating gains net of interest expense and nonoperating charges. Other income increased to $2,455,000 in the three months ended September 30, 1996 from $832,000 in the three months ended September 30, 1995. The increase in other income was primarily attributable to the allocation of minority interest losses partially offset by nonoperating losses related to various investments.

Provision for Income Taxes

     The provision for income taxes was $0 and $4,936,000 in the three months ended September 30, 1996 and 1995, respectively. For additional information regarding income taxes, refer to Note 4 of the Notes to Consolidated Financial Statements.

Net Loss

     The net loss was $353,689,000 and $10,907,000 in the three months ended September 30, 1996 and 1995, respectively. The net loss in the three months ended September 30, 1996 included a charge of $385,221,000 for the write-off of deferred subscriber acquisition costs. The net loss in the three months ended September 30, 1995 included a charge of $16,981,000 for acquired research and development.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations and the sale of its capital stock. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash used in operating activities was $25,291,000 and $5,598,000 in the three months ended September 30, 1996 and 1995, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $130,229,000 and $71,510,000 in the three months ended September 30, 1996 and 1995, respectively. Net cash used in investing activities was $27,913,000 and $21,915,000 in the three months ended September 30, 1996 and 1995, respectively. Net cash provided by financing activities was $25,937,000 and $2,696,000 in the three months ended September 30, 1996 and 1995, respectively. Included in financing activities was $15,000,000 in the three months ended September 30, 1996 representing proceeds from the sale of preferred stock in a subsidiary corporation.

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

     In connection with the new $19.95 standard monthly membership fee, which will be available beginning December 1, 1996, members will be offered the opportunity to prepay for two years in advance at the monthly rate of $14.95 or one year in advance at the monthly rate of $17.95. To the extent that members choose either of these prepayment options, the result will be an acceleration of cash receipts relative to associated recognized revenues.

     The Company uses its working capital to finance ongoing operations and to fund marketing and content programs and the development of its products and services. The Company plans to continue to invest aggressively in subscriber acquisition marketing and content programs to expand its subscriber base, as well as in network, computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, products or businesses complementary to the Company's current business. The Company anticipates that available cash and cash provided by operating activities will be sufficient to fund its operations for the next twelve months, including certain costs associated with the fiscal 1997 second quarter restructuring.

Seasonality

     In April 1996, the Company began to see the effects of seasonality in both member acquisitions and in the amount of time spent by customers using its services. The Company may have experienced the effects of seasonality in previous periods, but the effects, if any, were not discernible due to the masking effect resulting from the Company's substantial growth rates in those periods. The Company expects that seasonality will have an effect in the future. The growth in the subscriber base is expected to be highest in the second and third fiscal quarters, when sales of new computers and computer software are highest due to the holiday season. Customer usage is expected to be lower in the summer months due largely to extended daylight hours and competing outdoor leisure activities.

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

     Factors related to the new standard monthly membership fee, and other new pricing alternatives, which become available December 1, 1996, including uncertainty of: the effect on average cost per subscriber acquisition and retention rates; the amount of time spent by members using the AOL service under each pricing alternative; and the percentage of members who sign up under each pricing alternative relative to their usage patterns.

     Risks related to the buildout of AOLnet, including the inability to expand server and network capacity at a rate sufficient to satisfy subscriber demands, which the Company expects to accelerate substantially as a result of the introduction of flat-rate pricing; the failure of any of the Company's network providers; the failure to obtain the necessary financing for the buildout of AOLnet; and the risk that demand will not develop for the capacity AOLnet will provide.

     Any damage or failure to the Company's computer equipment and the information stored in its data centers, such as damage by fire, power loss, telecommunications failures, unauthorized intrusions and other events, that causes interruptions in the Company's operations.

     The Company's inability to manage its growth and to adapt its administrative, operational, customer support and financial control systems to the needs of the expanded entity and subscriber base; and the failure of management to anticipate, respond to and manage changing business conditions.

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

     The possibility of a moderating growth rate in the sale of new computers in the U.S. and, to some extent, internationally; general or specific economic conditions; the ability and willingness of purchasers to substitute other services for AOL; the perceived absolute or relative overall value of these services by the purchasers, including the features, quality and pricing compared to other competitive services; smaller market or slowing of market growth for such services.

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

     The ability of the Company to diversify its sources of revenue through the introduction of new products and services and through the development of new revenue sources, such as advertising, transactions, merchandise sales and the provision of data network services.

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

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

In November 1996, the Company received communications from certain regulators concerning the Company's announced plan to change its pricing. These regulators have expressed concern about the Company's proposed method of implementing the pricing change and the adequacy of notice thereof to the Company's subscribers. The Company believes that its plan for transitioning its subscribers to the new pricing, and its contemplated notice to subscribers, are fair and reasonable. The Company believes that, if one or more regulators or others were to take action against the Company with respect to these matters, the Company would prevail. However, if the Company were not to prevail, a negative outcome with respect to such suit or suits could have a material adverse effect on the business of the Company.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

          None.


          (b)  Reports on Form 8-K

          Form        Item #         Description         Filing Date
          Form 8-K    2, 7                               August 20, 1996

                              AMERICA ONLINE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICA ONLINE, INC.


DATE:     November 14, 1996        SIGNATURE:     /s/Stephen M. Case
                                                  Stephen M. Case
                                                  Chief Executive Officer




DATE:       November 14, 1996      SIGNATURE:     /s/Lennert J. Leader
                                                  Lennert J. Leader
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)