Form 10-Q
period 1996-12-31
AMERICA ONLINE INC
filed 1997-02-14
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended:    December 31, 1996

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

Title of each class
Common stock $.01 par value
     Shares outstanding on January 31, 1997........................95,858,039



                              AMERICA ONLINE, INC.

                                      INDEX
                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets-December 31, 1996
           and June 30, 1996                                3

          Consolidated Statements of Operations-Three
          months ended December 31, 1996 and 1995           4

          Consolidated Statements of Operations-Six
          months ended December 31, 1996 and 1995           5

          Consolidated Statements of Cash Flows-Six
          months ended December 31, 1996 and 1995           6

          Notes to Consolidated Financial Statements        7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations    10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                 22

Signatures                                                 23



AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                            December 31,   June 30,
                                               1996         1996
ASSETS                                      (Unaudited)

Current assets:
  Cash and cash equivalents                   $130,189     $118,421
  Short-term investments                             -       10,712
  Trade accounts receivable                     52,147       49,342
  Other receivables                             23,740       23,271
  Prepaid expenses and other current assets     91,195       68,832
     Total current assets                      297,271      270,578

Property and equipment at cost, net            112,216      101,277

Other assets:
  Product development costs, net                61,761       44,330
  Deferred subscriber acquisition costs, net         -      314,181
  License rights, net                            6,237        4,947
  Other assets                                  45,244       35,878
  Deferred income taxes                         20,702      135,872
  Goodwill, net                                 42,309       51,691
                                              $585,740     $958,754


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                      $133,860     $105,904
  Accrued personnel costs                       10,788       15,719
  Other accrued expenses and liabilities       253,749      127,898
  Deferred revenue                              89,606       37,950
  Current portion of long-term debt and
    capital lease obligations                    2,249        2,435
       Total current liabilities               490,252      289,906

Long-term liabilities:
  Notes payable                                 18,794       19,306
  Deferred income taxes                         20,702      135,872
  Deferred revenue                               5,816            -
  Minority Interests                            10,108            -
  Other liabilities                              1,274        1,168
       Total liabilities                       546,946      446,252

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000
   shares authorized, 1,000 shares issues
   and outstanding at December 31, 1996
   and June 30, 1996                                 1            1
  Common stock, $.01 par value, 300,000,000
   shares authorized, 95,042,766 and
   92,626,000 shares issued and outstanding
   at December 31,1996 and June 30, 1996,
   respectively                                    950          926
  Additional paid-in capital                   554,104      519,342
  Accumulated deficit                         (516,261)      (7,767)
        Total stockholders' equity              38,794      512,502
                                              $585,740     $958,754

See accompanying notes.


AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                               Three months
                                                  ended
                                                December 31,
                                             1996         1995
                                                (Unaudited)
Revenues:

   Online service revenues                 $351,220       $224,525

   Other revenues                            58,192         24,620

      Total revenues                        409,412        249,145

Costs and expenses:

   Cost of revenues                         245,374        145,928

   Marketing                                146,777         52,158

   Product development                       21,673         10,330

   General and administrative                48,810         23,986

   Amortization of goodwill                   1,589          1,749

   Restructuring charge                      74,327              -

      Total costs and expenses              538,550        234,151

Income (loss) from operations              (129,138)        14,994

Other income (expense)                       (1,367)         1,460

Settlement charge                           (24,300)             -

Income (loss) before provision for
      income taxes                         (154,805)        16,454

Provision for income taxes                        -         (6,924)

Net income (loss)                        $ (154,805)        $9,530


Earnings (loss) per share:                  $ (1.64)         $0.09

Weighted average shares outstanding          94,284        107,177

See accompanying notes.

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                                Six months
                                                  ended
                                               December 31,
                                           1996            1995
                                                 (Unaudited)
Revenues:

   Online service revenues                $662,352      $403,004

   Other revenues                           97,042        44,043

      Total revenues                       759,394       447,047

Costs and expenses:

   Cost of revenues                        433,597       265,005

   Marketing                               222,649        89,082

   Product development                      40,999        19,910

   General and administrative               84,374        44,466

   Write-off of deferred subscriber
      acquisition costs                    385,221             -

   Acquired research and development             -        16,981

   Amortization of goodwill                  3,509         3,412

   Restructuring charge                     74,327             -

      Total costs and expenses           1,244,676       438,856

Income (loss) from operations             (485,282)        8,191

Other income                                 1,088         2,292

Settlement charge                          (24,300)            -

Income (loss) before provision for
      income taxes                        (508,494)       10,483

Provision for income taxes                       -       (11,860)

Net loss                                $ (508,494)     $ (1,377)


Loss per share:                            $ (5.43)      $ (0.02)

Weighted average shares outstanding         93,727        81,048


See accompanying notes.

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                      Six months
                                                        ended
                                                      December 31,
                                                  1996          1995
                                                     (Unaudited)

Cash flows from operating activities:
 Net loss                                          $(508,494)   $(1,377)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Write-off of deferred subscriber
     acquisition costs                               385,221          -
   Non-cash restructuring charges                     19,937          -
   Depreciation and amortization                      27,336     13,410
   Amortization of subscriber acquisition costs       59,189     41,144
   Loss on sale of property and equipment                  -         44
   Charge for acquired research and development            -     16,981
   Changes in assets and liabilities:
         Trade accounts receivable                    (3,258)    (4,460)
         Other receivables                             4,435    (15,064)
         Prepaid expenses and other current assets   (22,043)    (9,207)
         Deferred subscriber acquisition costs      (130,229)  (153,317)
         Other assets                                (10,181)    (8,865)
         Trade accounts payable                       27,211     28,194
         Accrued personnel costs                      (6,241)     3,297
         Other accrued expenses and liabilities      118,717     14,284
         Deferred revenue                             51,656      6,749
         Deferred income taxes                             -     11,860
         Other liabilities                             5,561        169

         Total adjustments                           527,311    (54,781)

Net cash provided by (used in) operating activities   18,817    (56,158)

Cash flows from investing activities:
   Short-term investments                             10,712      9,497
   Purchase of property and equipment                (21,194)   (18,578)
   Product development costs                         (31,976)   (14,291)
   Purchase costs of acquired businesses                (475)    (4,159)

Net cash used in investing activities                (42,933)   (27,531)

Cash flows from financing activities:
   Proceeds from issuance of preferred
     stock in subsidiary                              15,000          -
   Proceeds from issuance of common stock, net        21,337    162,708
   Principle and accrued interest payments on
     revolving line of credit and long-term debt        (540)       339
   Proceeds (payments) under capital lease obligations    87       (650)

Net cash provided by financing activities             35,884    162,397

Net increase in cash and cash equivalents             11,756     78,708
Cash and cash equivalents at beginning of period     118,421     45,877

Cash and cash equivalents at end of period          $130,189   $124,585

Supplemental cash flow information
    Cash paid during the period for:
        Interest                                        $861       $835
        Income taxes                                       -          -

See accompanying notes.


                      AMERICA ONLINE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals (with the exception of those adjustments discussed in Notes 3, 6 and 7 of the Notes to Consolidated Financial Statements), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Prior period financial statements are restated for business combinations accounted for under the pooling of interests method of accounting unless the effect of the business combination is not material to the consolidated financial statements of the Company. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Note 2. Stockholders' Equity

     In October 1995, the Company completed a public stock offering of 4,963,266 shares of common stock (adjusted for a stock split) which generated net cash proceeds of approximately $139,500,000.

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

Note 4. Income Taxes

     The effective income tax rate varied from the federal statutory tax rate as follows:

                                         Quarter        Six Months
                                          Ended           Ended
                                        12/31/96        12/31/96

Statutory rate                          (34.0%)         (34.0%)
  State income taxes - net of federal
         income tax benefit              (4.0)           (4.0)
  Valuation allowance on net deferred
         tax benefit                     38.0            38.0
Tax Rate                                    -%              -%


     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes, primarily relating to product development costs.

     As of December 31, 1996, the Company had available net operating loss carryforwards of approximately $533,000,000 for tax purposes, which will be available, subject to certain annual limitations, to offset future taxable income. If not used, these loss carryforwards will expire between 2001 and 2012. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 are as follows:

Deferred tax liabilities:
      Capitalized software costs         $ 20,702,000
          Net deferred tax liabilities   $ 20,702,000

Deferred tax assets:
      Net operating loss carryforward    $245,046,000
          Total deferred tax assets       245,046,000
      Valuation allowance for deferred
          assets                         (224,344,000)
          Net deferred tax assets       $  20,702,000


Note 5.  Business Combinations

     On August 5, 1996, the Company purchased 100% of the outstanding common stock of the ImagiNation Network, Inc. ("INN"), by issuing 362,500 shares of its common stock for a total purchase price of approximately $14.5 million. The acquisition was accounted for under the purchase method and accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. The results of operations for the three and six months ended December 31, 1996, include INN's operations from the date of acquisition.

     The following pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

(in thousands, except per share data)

                                         Pro Forma
                                Six months       Six months
                                   ended            ended
                                 12/31/96         12/31/95
                                        (unaudited)

Revenues                       $    759,394     $   447,047
Income (loss) from operations      (486,845)          1,916
Net loss                           (510,056)         (7,621)
Loss per share                 $      (5.44)    $     (0.09)


Note 6.  Legal Proceedings

     Various legal proceedings have arisen against the Company in the ordinary course of business. The Company is currently a party to numerous class action lawsuits filed on behalf of subscribers who are seeking damages in connection with difficulties in accessing the AOL service after the introduction of the Flat-Rate Plan. The Company does not believe that these lawsuits will result in a material liability for the Company.

     In the quarter ended December 31, 1996, the Company recorded a one-time charge of $24,300,000 related to a settlement reached with various State Attorneys General, which pertained to difficulties certain subscribers experienced in accessing the AOL service after the introduction of the Flat-Rate Plan. The liability associated with this settlement resulted in refunds or credits payable to qualifying subscribers to the AOL service.

     In December 1996, the Company agreed with regulators to make additional efforts to communicate to its subscribers information regarding the Company's plan to change its pricing. This agreement resolved the concerns of the regulators as reported in the Company's Form 10-Q for the quarter ended September 30, 1996.


Note 7.  Restructuring Charge

     In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $74,327,000 restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees, and the shutdown of certain operating divisions and subsidiaries.

The components of the provision are as follows:

Write-off of impaired assets and
   discontinued businesses              $31,215,000
Contract terminations                    27,098,000
Severance and personnel related           8,734,000
Other expenses                            7,280,000

Total restructuring charge              $74,327,000

     Included in the category of write-off of impaired assets and discontinued businesses are the costs associated with the termination of the GNN service and the write-off of the related goodwill. Additionally, the write-off of impaired assets and discontinued businesses category includes charges associated with unrealizable software development costs and certain prepaid marketing materials which are no longer usable under the Company's new business model which includes the flat-rate pricing structure. The contract terminations category consists of costs associated with terminating certain usage-based contracts which are no longer appropriate under the Company's current business model. The severance and personnel related category includes the costs associated with terminating approximately 300 employees. The other expenses category consists primarily of costs incurred as a result of the requirements made by various regulatory bodies in connection with the Company's termination of its former pricing program.

     The following table summarizes the activity in the restructuring accrual during the quarter ended December 31, 1996. The balance of the restructuring accrual at December 31, 1996 is included in other accrued expenses and liabilities on the balance sheet.

Restructuring charge                         $74,327,000
Payments                                     (15,867,000)
Non-cash adjustments                         (19,937,000)

Restructuring accrual at December 31, 1996   $38,523,000


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

     The Company generates two types of revenues, online service revenues and other revenues. Online service revenues are generated by customers subscribing to the Company's online services. Other revenues are non-subscription based and are generated from the Company's base of subscribers as well as businesses. Other revenues include revenues from sources such as the sale of merchandise, advertising, the provision of data network services and transaction fees.

     The Company's online service revenues are generated primarily from subscribers paying a monthly membership fee and, previous to December 1996, hourly charges based on usage in excess of the number of hours of usage provided as part of the monthly fee. Effective December 1, 1996, the Company began offering several pricing alternatives aimed at providing price points for a wide range of consumers. These pricing alternatives are as follows:

* A standard monthly membership fee providing complete access to AOL, including the Internet, for a flat monthly fee of $19.95, with no additional hourly charges (the "Flat-Rate Plan"). Subscribers can also choose to prepay for two years in advance at the monthly rate of $14.95 or one year in advance at the monthly rate of $17.95.

* An alternative offering three hours of AOL for $4.95 per month, with additional time priced at $2.50 per hour.

*    An alternative offering a rate of $9.95 per month for unlimited use of AOL
  - for those subscribers who already have an Internet connection and use this connection to access AOL.

     Prior to December 1, 1996, the Company's standard monthly membership fee for its AOL service, which included five hours of service, was $9.95 per month, with a $2.95 hourly fee for usage in excess of five hours per month. Existing members at December 1, 1996, could retain the $9.95 / five hour pricing upon request. For the period July 1, 1996, through November 30, 1996, the Company also offered a pricing plan which included 20 hours of service for $19.95 per month, with a $2.95 hourly fee for usage in excess of 20 hours per month (the "Value Plan"). The Value Plan was discontinued upon the the availability of the Flat-Rate Plan on December 1, 1996.

     As a result of the introduction of the Flat-Rate Plan for AOL and the Internet, as detailed above, the Company's Internet service, Global Network Navigator ("GNN"), will be discontinued prior to the end of fiscal 1997. The Company had launched GNN in October 1995.

     The growth of the Company's online service revenues is expected to be driven in the near-term primarily by growth in its subscriber base. The growth of the subscriber base is dependent upon the Company's ability to acquire and retain subscribers. The Company acquires new subscribers to its services through an introductory trial offer. The Company's ability to continue to acquire new subscribers is dependent upon people continuing to register for its introductory trial offer.

      The Company experienced generally lower overall retention rates for the AOL service during fiscal 1996 compared to fiscal 1995. Retention rates for AOL subscribers who were early in their membership terms decreased more than the overall retention rate, with the largest quarterly percentage decrease occurring in the fourth quarter of fiscal 1996. The Company believes that factors contributing to these decreases include: (1) the lack of a flat-rate pricing plan for the AOL service and (2) an increase in less-qualified new subscribers as a result of increased direct marketing to the mass consumer audience. The Company believes that the introduction in July 1996 of the Value Plan, the new version of AOL introduced in late fiscal 1996, and the introduction of the Flat-Rate Plan on December 1, 1996, address many of the factors which most directly affect retention. In addition, the Company plans to increase spending on programs designed to improve trial conversion and retention rates. The Company experienced sequentially higher retention rates in the first and second quarters of fiscal 1997 compared to the fourth quarter of fiscal 1996.
Retention rates decreased in January 1997 relative to the average retention rate for the second quarter of fiscal 1997. The Company believes that this decrease is primarily a result of cancellations associated with the high number of registrations that occurred in December 1996, cancellations associated with network access problems experienced by certain subscribers, and cancellations associated with the transition of subscribers to a higher standard monthly fee.

     The average total usage hours per member per month, for AOL subscribers, has increased in fiscal 1997 over fiscal 1996. The Company believes that the principal factor contributing to this increase has been the availability of the Value Plan through November 1996 and the Flat-Rate Plan available thereafter, which have allowed members to spend more time online at less cost. As a result, the Company has experienced an increase in the number of hours of usage relative to online service revenues, and because the Company does not have any historical operating experience with flat-rate pricing, there are uncertainties regarding the level of future economic benefits from online
service subscriber revenues.   Overall average monthly online service revenue
per AOL subscriber in fiscal 1997 is expected to be lower than in fiscal 1996.

     Other revenues are generated primarily from the sale of merchandise, advertising, data network services, and transaction fees. The growth of other revenues is important to the Company's business objectives. In the second quarter of fiscal 1997, other revenues represented approximately 14% of total revenues. While such other revenues currently represent a relatively small percentage of total revenues, a substantial portion of the Company's operating margins are associated with these revenues. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the change in its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as merchandise sales, advertising, the provision of data network services, and transaction fees, which generally carry higher margins than online service revenues. The Company expects that the growth in other revenues, assuming such growth continues, will be the primary source of future profit growth, and will provide the Company with the opportunity and flexibility to fund programs designed to grow the subscriber base and meet other business objectives.

     The online services and Internet markets are highly competitive. The Company believes that existing competitors, which include, among others, commercial Internet-based online services such as CompuServe, and Internet service providers, such as Prodigy and the Microsoft Network, and including various national and local independent Internet service providers as well as long distance and regional telephone companies, including, among others, AT&T Corporation, MCI Communications Corporation and various regional Bell operating companies, are likely to enhance and more aggressively market their service offerings. In addition, new competitors, including Internet directory services and various media and telecommunications companies, have entered or announced plans to enter the online services and Internet markets, resulting in greater competition for the Company. Some of the direct competitors and possible future competitors referred to above may have greater financial, technical, marketing or personnel resources than the Company. The competitive environment could have the following effects: require additional pricing programs and increased spending on marketing, network capacity, content procurement and product development; limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limit its ability to develop new products and services; limit the Company's ability to grow its subscriber base; and result in increased attrition in the Company's subscriber base. Any of the foregoing events could have an impact on revenues and result in an increase in costs as a percentage of revenues. These factors may have a material adverse effect on the Company's financial condition and operating results.


Results of Operations

Online Service Revenues

     For the three months ended December 31, 1996, online service revenues increased from $224,525,000 to $351,220,000, or 56%, over the three months ended December 31, 1995. This increase was primarily attributable to a 60% increase in the number of AOL North American subscribers. The average monthly online service revenue per AOL North American subscriber decreased from $17.99 in the three months ended December 31, 1995 to $16.95 in the three months ended December 31, 1996. This decrease was principally attributable to the availability of the Value Plan in October and November 1996, and the Flat-Rate Plan in December 1996.

     For the six months ended December 31, 1996, online service revenues increased from $403,004,000 to $662,352,000, or 64%, over the six months ended December 31, 1995. This increase was primarily attributable to a 60% increase in the number of AOL North American subscribers. The average monthly online service revenue per AOL North American subscriber decreased from $17.85 in the six months ended December 31, 1995 to $16.90 in the six months ended December 31, 1996. This decrease was principally attributable to the availability of the Value Plan from July 1996 through November 1996, and the Flat-Rate Plan in December 1996.


Other Revenues

     For the three months ended December 31, 1996, other revenues, consisting principally of the sale of merchandise, advertising, data network services and transaction fees increased from $24,620,000 to $58,192,000, or 136%, over the three months ended December 31, 1995.
For the six months ended December 31, 1996, other revenues increased from $44,043,000 to $97,042,000, or 120%, over the six months ended December 31, 1995. The increase in both periods was primarily attributable to an increase in the sale of merchandise and advertising revenues.

Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data and voice communication costs, costs associated with operating the data centers and providing customer support, royalties paid to information and service providers, and the costs of merchandise sold. For the three months ended December 31, 1996, cost of revenues increased from $145,928,000 to $245,374,000, or 68%, over the three months ended December 31, 1995, and increased as a percentage of total revenues from 58.6% to 59.9%. For the six months ended December 31, 1996, cost of revenues increased from $265,005,000 to $433,597,000, or 64%, over the six months ended December 31, 1995, and decreased as a percentage of total revenues from 59.3% to 57.1%.

     The increase in cost of revenues for the three and six month periods ended December 31, 1996 was primarily attributable to an increase in data communication costs, leased equipment costs, customer support costs, royalties paid to information and service providers and the costs of merchandise sold. Data communication costs increased primarily as a result of the larger customer base and more usage by customers. Leased equipment costs increased primarily as a result of additional host computer and network equipment. Customer support costs, which include personnel and telephone costs associated with providing customer support, were higher primarily as a result of the larger customer base. Royalties paid to information and service providers increased as a result of a larger customer base and more usage and the Company's addition of more service content to broaden the appeal of the AOL service. The costs of merchandise sold increased as a result of an increase in merchandise revenues.

     The increase in cost of revenues as a percentage of total revenues for the three months ended December 31, 1996 is primarily attributable to increases in leased equipment costs, the costs of merchandise sold and royalties paid to information and service providers. This increase was partially offset by a decrease in data communication costs resulting from a lower cost per hour, due to a higher percentage of traffic generated on the Company's lower cost network, AOLnet.

     The decrease in cost of revenues as a percentage of total revenues for the six months ended December 31, 1996 is primarily attributable to a decrease in data communication costs resulting from a lower cost per hour, due to a higher percentage of traffic generated on AOLnet. This decrease was partially offset by increases in leased equipment costs, the costs of merchandise sold and royalties paid to information and service providers.

     The Company is building AOLnet, a TCP/IP data network, in order to increase its network capacity, provide its members with higher speed access, and reduce the costs of data communication. As the Company rapidly builds AOLnet, it plans to continue to manage an increasingly higher percentage of its total traffic to this network, which would lead to greater network utilization and a lower overall AOLnet per hour cost.

     The Company expects that gross margins in the near future will be lower than those achieved in recent periods. While the Company expects high-margin other revenues will increase, and expects that the growth and management of AOLnet will provide lower per hour data communication costs, it is anticipated that these factors will be more than offset by an increase in the total usage hours, primarily as a result of the introduction of the Flat-Rate Plan in December 1996. Additionally, costs associated with the temporary renting of up to 50,000 additional modems from outside suppliers, which will assist the Company in meeting the demand for its online service, are expected to negatively impact gross margins.

Marketing and Write-off of Deferred Subscriber Acquisition Costs

     Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For the three months ended December 31, 1996, marketing expenses increased from $52,158,000 to $146,777,000, or 181%, over the three months ended December 31, 1995, and increased as a percentage of total revenues from 20.9% to 35.9%. For the six months ended December 31, 1996, marketing expenses increased from $89,082,000 to $222,649,000, or 150%, and increased as a percentage of total revenues from 19.9% to 29.3%.

     The increase in marketing expenses, and as a percentage of total revenues, for the three and six month periods ended December 31, 1996, was primarily attributable to a change in accounting estimate at September 30, 1996, which resulted in subscriber acquisition costs being currently expensed for periods subsequent to the first quarter of fiscal 1997, versus being capitalized and amortized over twenty-four months in fiscal 1996 and in the first quarter of fiscal 1997. In addition, the balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385,221,000, was written off as a result of this change in accounting estimate. For additional information regarding this change, refer to Note 3 of the Notes to Consolidated Financial Statements.

     For the three months ended December 31, 1996, marketing expenses, before capitalization and amortization, increased from $108,805,000 to $146,777,000, or 35%, over the three months ended December 31, 1995, and decreased as a percentage of total revenues from 43.7% to 35.9%. For the six months ended December 31, 1996, marketing expenses, before capitalization and amortization, increased from $201,255,000 to $293,689,000, or 46%, and decreased as a percentage of total revenues from 45.0% to 38.7%.

     The increase in marketing expenses for the three and six month periods ended December 31, 1996, before capitalization and amortization, was primarily attributable to an increase in the size and number of marketing programs designed to expand the Company's subscriber base as well as an increase in general marketing expenses. The decrease in marketing expenses as a percentage of total revenues for the three and six month periods ended December 31, 1996, before capitalization and amortization, was primarily the result of the substantial growth in revenues, which more than offset the additional marketing expenses.

     Marketing expenses, and as a percentage of total revenues, are anticipated to increase in fiscal 1997 over fiscal 1996. These anticipated increases are primarily attributable to the change in accounting estimate, which will result in a substantial portion of subscriber acquisition costs being currently expensed in fiscal 1997, versus being capitalized and amortized over 24 months in fiscal 1996.

     Marketing expenses, before capitalization and amortization, are expected to increase in fiscal 1997 over fiscal 1996. This anticipated increase is primarily attributable to increased spending required to maintain and grow a larger subscriber base. Marketing expenses as a percentage of total revenues, before capitalization and amortization, are anticipated to decrease in fiscal 1997 over fiscal 1996. This anticipated decrease is primarily attributable to the Company having a more competitively priced product offering.

Product Development

     Product development costs include research and development expenses, other product development costs and the amortization of software costs. For the three months ended December 31, 1996, product development costs increased from $10,330,000 to $21,673,000, or 110%, over the three months ended December 31, 1995, and increased as a percentage of total revenues from 4.1% to 5.3%. For the six months ended December 31, 1996, product development costs increased from $19,910,000 to $40,999,000, or 106%, over the six months ended December 31, 1995, and increased as a percentage of total revenues from 4.5% to 5.4%. The increases in product development costs, and such costs as a percentage of total revenues, were primarily attributable to increases in personnel costs related to an increase in the number of technical employees and an increase in the amortization of software costs. Product development costs, before capitalization and amortization, increased by 75% and 81% in the three and six months ended December 31, 1996, respectively.

General and Administrative

     For the three months ended December 31, 1996, general and administrative expenses increased from $23,986,000 to $48,810,000, or 103%, over the three months ended December 31, 1995, and increased as a percentage of total revenues from 9.6% to 11.9%. For the six months ended December 31, 1996, general and administrative expenses increased from $44,466,000 to $84,374,000, or 90%, over the six months ended December 31, 1995, and increased as a percentage of total revenues from 9.9% to 11.1%. The increases in general and administrative costs, and such costs as a percentage of total revenues, were principally attributable to higher office-related expenses, related to an increase in the number of employees as well as an increase in office space. This increase in office-related expenses included costs associated with certain subsidiaries which were present in the fiscal 1997 periods only, including Digital City, Inc. and INN. Additionally, there were increases in professional services, personnel and travel costs.

Acquired Research and Development

     Acquired research and development costs, totaling $16,981,000 for the six months ended December 31, 1995, relate to in-process research and development purchased pursuant to the Company's acquisition of Ubique, Ltd. in September 1995.

Amortization of Goodwill

     Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years. Amortization of goodwill decreased to $1,589,000 in the three months ended December 31, 1996, from $1,749,000 in the three months ended December 31, 1995. The decrease in amortization of goodwill is primarily attributable to a write-off of the goodwill associated with GNN, partially offset by goodwill associated with various purchases made by the Company, including INN, all of which occurred subsequent to the second quarter of fiscal 1996. In connection with the fiscal 1997 second quarter restructuring charge (see Note 7 of the Notes to Consolidated Financial Statements), the Company wrote-off approximately $8.2 million of capitalized goodwill associated with GNN.

     Amortization of goodwill increased to $3,509,000 in the six months ended December 31, 1996, from $3,412,000 in the three months ended December 31, 1995. The increase in amortization of goodwill is primarily attributable to goodwill associated with various purchases made by the Company, including INN, most of which occurred subsequent to the second quarter of fiscal 1996, partially offset by a reduction in goodwill associated with GNN.


Restructuring Charge

     In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $74,327,000 restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees, and the shutdown of certain operating divisions and subsidiaries. For additional information regarding this charge, refer to Note 7 of the Notes to Consolidated Financial Statements.

Other Income (Expense)

     Other income consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other expense of $1,367,000 and other income of $1,460,000 in the three months ended December 31, 1996 and 1995, respectively. The Company had other income of $1,088,000 and $2,292,000 in the six months ended December 31, 1996 and 1995, respectively. The change in other income (expense) for the three months ended December 31, 1996, was primarily attributable to non-operating losses related to various investments and a decrease in investment income partially offset by the allocation of minority interest losses. The decrease in other income for the six months ended December 31, 1996 was primarily attributable to non-operating losses related to various investments partially offset by the allocation of minority interest losses.

Settlement Charge

     In the quarter ended December 31, 1996, the Company recorded a one-time charge of $24,300,000 related to a settlement reached with various State Attorneys General, which pertained to difficulties certain subscribers experienced in accessing the AOL service after the introduction of the Flat-Rate Plan. The liability associated with this settlement resulted in refunds or credits payable to qualifying subscribers to the AOL service.

Provision for Income Taxes

     The provision for income taxes was $0 and $6,924,000 in the three months ended December 31, 1996 and 1995, respectively and $0 and $11,860,000 in the six months ended December 31, 1996 and 1995, respectively. For additional information regarding income taxes, refer to Note 4 of the Notes to Consolidated Financial Statements.

Net Income (Loss)

     The net loss was $154,805,000 in the three months ended December 31, 1996, compared to net income of $9,530,000 in the three months ended December 31, 1995. The net loss was $508,494,000 and $1,377,000 in the six months ended
December 31, 1996 and 1995, respectively.   The net loss in the three months
ended December 31, 1996 included a restructuring charge of $74,327,000 and a settlement charge of $24,300,000. The net loss in the six months ended December 31, 1996 included a charge of $385,221,000 for the write-off of deferred subscriber acquisition costs. The net loss in the six months ended December 31, 1995 included a charge of $16,981,000 for acquired research and development.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations and the sale of its capital stock. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by (used in) operating activities was $18,817,000 and $(56,158,000) in the six months ended December 31, 1996 and 1995, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $130,229,000 and $153,317,000 in the six months ended December 31, 1996 and 1995, respectively, as well as an increase in other accrued expenses and liabilities of $118,717,000 in the six months ended December 31, 1996, principally related to accruals associated with the restructuring charge (refer to Note 7 of the Notes to Consolidated Financial Statements), an increase in telecommunications accruals, and the accrual of the settlement charge (refer to Note 6 of the Notes to Consolidated Financial Statements). Net cash used in investing activities was $42,933,000 and $27,531,000 in the six months ended December 31, 1996 and 1995, respectively. Net cash provided by financing activities was $35,884,000 and $162,397,000 in the six months ended December 31, 1996 and 1995, respectively. Included in financing activities was $15,000,000 in the six months ended December 31, 1996 representing proceeds from the sale of preferred stock in a subsidiary corporation, and approximately $139,500,000 in the six months ended December 31, 1995 representing proceeds from a public stock offering of common stock.

     In May 1996, the Company entered into a joint venture with Mitsui & Co., Ltd. (Mitsui) and Nihon Keizai Shimbun, Inc. (Nikkei) to offer interactive online services in Japan. In connection with the agreement, the Company received approximately $28,000,000 through the sale of convertible preferred stock to Mitsui. The preferred stock has an aggregate liquidation preference of approximately $28,000,000 and accrues dividends at a rate of 4% per annum. Accrued dividends can be paid in the form of additional shares of preferred stock. During May 1998, the preferred stock, together with accrued but unpaid dividends, automatically converts into shares of common stock based on the fair market value of common stock at the time of conversion.

     The Company leases the majority of its facilities and equipment under non-cancelable operating leases, and is building AOLnet, its data communications network, as well as expanding its host server and data center capacity. The buildout of AOLnet and the expansion of host server and data center capacity requires a substantial investment in telecommunications and server equipment, as well as facilities, which the Company plans to finance principally through leasing and asset-backed debt financing. The Company plans to make investment commitments of up to $350,000,000 in the second half of fiscal 1997 in order to increase its network, host server and data center capacity.

     The Company uses its working capital to finance ongoing operations and to fund marketing and content programs and the development of its products and services. The Company plans, after a short-term slowdown in marketing while the Company increases its network capacity, to continue to invest aggressively in subscriber acquisition marketing and content programs to expand its subscriber base, as well as in network, computing and support infrastructure.
Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products or businesses complementary to the Company's current business. The Company anticipates that available cash and cash provided by operating activities will be sufficient to fund its operations for the next twelve months, including certain costs associated with the fiscal 1997 second quarter restructuring and settlement charges.

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

     Factors related to increased competition from existing and new competitors, including price reductions and increased spending on marketing, network capacity, content procurement and product development; limitations on the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limitations on its ability to develop new products and services; limitations on its ability to continue to grow its subscriber base; increased membership acquisition costs; lower average monthly revenue per subscriber and increased attrition in the Company's subscriber base.

     Factors related to the new standard monthly membership fee (the Flat-Rate
Plan), and other new pricing alternatives, which became available December 1, 1996, including uncertainty of: the effect on average cost per subscriber acquisition and retention rates; the amount of time spent by members using the AOL service under each pricing alternative; and the percentage of members who sign up under each pricing alternative relative to their usage patterns.

     Risks related to the buildout of AOLnet and the expansion of host server and data center capacity, including the inability to expand network, host server and data center capacity at a rate to sufficiently satisfy subscriber demands, which accelerated substantially as a result of the introduction of flat-rate pricing; the failure of any of the Company's network providers; the failure to procure certain component parts required to expand AOLnet capacity, and for which supply shortages currently exist, including modems, circuits, routers, and local exchange carrier lines from local telephone companies; the failure to obtain the necessary financing for the buildout of AOLnet and the expansion of host server and data center capacity; and the risk that demand will not develop for the capacity AOLnet will provide.

     Any damage or failure to the Company's computer equipment and the information stored in its data centers, such as damage by fire, power loss, telecommunications failures, unauthorized intrusions and other events, that causes interruptions in the Company's operations, or any interruptions or service outages caused by software defects or server and network expansion.

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

     The ability of the Company to diversify its sources of revenue through the introduction of new products and services and through the development of new revenue sources, such as merchandise sales, advertising, the provision of data network services and transactions.

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

     The costs and other effects of litigation, governmental investigations, legal and administrative cases and proceedings (whether civil, such as environmental and product-related, or criminal), settlements, judgments and investigations, claims, and changes in those items, and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses.

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


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

          Various legal proceedings have arisen against the Company in the ordinary course of business. The Company is currently a party to numerous class action lawsuits filed on behalf of subscribers who are seeking damages in connection with difficulties in accessing the AOL service after the introduction of the Flat-Rate Plan. The Company does not believe that these lawsuits will result in a material liability for the Company.

          In the quarter ended December 31, 1996, the Company recorded a one-time charge of $24,300,000 related to a settlement reached with various State Attorneys General, which pertained to difficulties certain subscribers experienced in accessing the AOL service after the introduction of the Flat-Rate Plan. The liability associated with this settlement resulted in refunds or credits payable to qualifying subscribers to the AOL service.

          In December 1996, the Company agreed with regulators to make additional efforts to communicate to its subscribers information regarding the Company's plan to change its pricing. This agreement resolved the concerns of the regulators as reported in the Company's Form 10-Q for the quarter ended September 30, 1996.


Item 4.    Submission of Matters to a Vote of Security Holders

      On October 31, 1996 the Company submitted various matters to a vote of its shareholders at its Annual Meeting of Shareholders. A brief description of matters voted upon at the Meeting and the results of the voting follows:

      (1) To elect three members to the Board of Directors to serve for a term ending in 1999 and until their successors are duly elected and qualified.

           Stephen M. Case, William N. Melton and Thomas Middelhoff were elected to the Board of Directors to serve for a three year period ending in 1999.


      (2) To consider and act upon a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending June 30, 1997.

           For         79,150,888
           Against        312,079
           Abstain         70,414

Item 6.    Exhibits and Reports on Form 8-K

            (a)  Exhibits

            None

            (b)  Reports on Form 8-K

          Form       Item #   Description                     Filing Date
          Form 8-K/A   7      Amendment of a Current Report   October 21, 1996
                              on Form 8-K filed on August 20,
                              1996 to add financial statements
                              and exhibits

          Form 8-K    5, 7    Press Release regarding the     November 6, 1996
                              Registrant's decision to expense
                              all of its marketing costs as
                              they are incurred rather than
                              amortizing certain marketing
                              expenses


                              AMERICA ONLINE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICA ONLINE, INC.


DATE:  February 14, 1997    SIGNATURE: /s/Stephen M. Case
                                       Stephen M. Case
                                       Chief Executive Officer




DATE: February 14, 1997     SIGNATURE: /s/Lennert J. Leader
                                       Lennert J. Leader
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)