Form 10-Q
period 1997-03-31
AMERICA ONLINE INC
filed 1997-05-15
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended:    March 31, 1997

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from                      to

                             Commission File Number:
                                     0-19836

                              America Online, Inc.
             (Exact name of registrant as specified in its charter)

                       Delaware                        54-1322110
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                   22000 AOL Way, Dulles, Virginia 20166-9323
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:    (703) 265-2120

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

               Yes           X               No

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
   Shares outstanding on April 30,1997...........................   97,852,742


                              AMERICA ONLINE, INC.

                                      INDEX
                                                                    Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets-March 31, 1997
          and June 30, 1996                                           3

          Consolidated Statements of Operations-Three
          months ended March 31, 1997 and 1996                        4

          Consolidated Statements of Operations-Nine
          months ended March 31, 1997 and 1996                        5

          Consolidated Statements of Cash Flows-Nine
          months ended March 31, 1997 and 1996                        6

          Notes to Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                  11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           21

Item 6.   Exhibits and Reports on Form 8-K                            22

Signatures                                                            22


AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                        March 31,    June 30,
                                                           1997        1996
ASSETS                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                             $197,584   $118,421
     Short-term investments                                     250     10,712
     Trade accounts receivable                               58,331     49,342
     Other receivables                                       35,129     23,271
     Prepaid expenses and other current assets               83,524     68,832
        Total current assets                                374,818    270,578

Property and equipment at cost, net                         126,849    101,277

Other assets:
     Product development costs, net                          67,728     44,330
     Deferred subscriber acquisition costs, net                   -    314,181
     License rights, net                                      9,571      4,947
     Other assets                                            60,094     35,878
     Deferred income taxes                                   23,005    135,872
     Goodwill, net                                           40,455     51,691
                                                           $702,520   $958,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                 $76,499   $105,904
     Accrued personnel costs                                 10,476     15,719
     Other accrued expenses and liabilities                 281,700    127,898
     Deferred revenue                                       166,943     37,950
     Current portion of long-term debt and
       capital lease obligations                              2,097      2,435
          Total current liabilities                         537,715    289,906

Long-term liabilities:
     Notes payable                                           18,531     19,306
     Deferred income taxes                                   23,005    135,872
     Deferred revenue                                        44,210          -
     Minority Interests                                       5,062          -
     Other liabilities                                        3,881      1,168
        Total liabilities                                   632,404    446,252

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
       authorized, 1,000 shares issued and outstanding            1          1
       at March 31, 1997 and June 30, 1996
     Common stock, $.01 par value, 300,000,000 shares
       authorized, 97,447,032 and 92,626,000 shares
       issued and outstanding at March 31, 1997
       and June 30, 1996, respectively                          974        926
     Additional paid-in capital                             582,760    519,342
     Accumulated deficit                                   (513,619)    (7,767)
        Total stockholders' equity                           70,116    512,502
                                                           $702,520   $958,754

See accompanying notes.



AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                                       Three months
                                                          ended
                                                         March 31,
                                                    1997          1996
                                                        (Unaudited)
Revenues:
     Online service revenues                         $381,486     $285,481

     Other revenues                                    74,705       26,859

        Total revenues                                456,191      312,340

Costs and expenses:

     Cost of revenues                                 288,215      183,644

     Marketing                                         89,530       56,789

     Product development                               24,207       15,398

     General and administrative                        52,276       29,973

     Amortization of goodwill                           1,398        1,816

        Total costs and expenses                      455,626      287,620

Income from operations                                    565       24,720

Other income                                            1,981        1,280

Merger expenses                                             -        (848)

Settlement charges, net                                    96            -

Income before provision for income taxes                2,642       25,152

Provision for income taxes                                  -     (10,025)

Net income                                             $2,642      $15,127

Earnings per share:                                     $0.02        $0.14

Weighted average shares outstanding                   113,789      111,232

See accompanying notes.



AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                                       Nine months
                                                          ended
                                                        March 31,
                                                    1997          1996
                                                        (Unaudited)
Revenues:
     Online service revenues                       $1,043,838     $688,485

     Other revenues                                   171,747       70,902

        Total revenues                              1,215,585      759,387

Costs and expenses:

     Cost of revenues                                 721,812      448,649

     Marketing                                        312,179      145,871

     Product development                               65,206       35,308

     General and administrative                       136,650       74,439

     Write-off of deferred subscriber                 385,221            -
        acquisition costs

     Acquired research and development                      -       16,981

     Amortization of goodwill                           4,907        5,228

     Restructuring charges                             74,327            -

        Total costs and expenses                    1,700,302      726,476

Income (loss) from operations                       (484,717)       32,911

Other income                                            3,069        3,572

Merger expenses                                             -        (848)

Settlement charges, net                              (24,204)            -

Income (loss) before provision for income taxes     (505,852)       35,635

Provision for income taxes                                  -     (21,885)

Net income (loss)                                  $(505,852)      $13,750

Income (loss) per share:                              $(5.35)        $0.13

Weighted average shares outstanding                    94,566      108,346

See accompanying notes.



AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                                               Nine months ended
                                                                   March 31,
                                                               1997         1996
                                                                  (Unaudited)

Cash flows from operating activities:
   Net income (loss)                                      $(505,852)   $13,750
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Write-off of deferred subscriber acquisition costs      385,221         -
       Non-cash restructuring charges                         22,478         -
       Depreciation and amortization                          42,965    23,106
       Amortization of subscriber acquisition costs           59,189    76,173
       Loss on sale of property and equipment                      -        44
       Charge for acquired research and development                -    16,981
       Changes in assets and liabilities:
         Trade accounts receivable                           (9,443)   (6,851)
         Other receivables                                   (6,953)   (7,393)
         Prepaid expenses and other current assets          (16,912)  (20,968)
         Deferred subscriber acquisition costs             (130,229)  (276,559)
         Other assets                                       (25,034)  (18,129)
         Trade accounts payable                             (30,148)    51,653
         Accrued personnel costs                             (6,553)     4,547
         Other accrued expenses and liabilities              141,621    60,641
         Deferred revenue                                    128,993    13,506
         Deferred income taxes                                     -    21,885
         Other liabilities                                    46,561       247

         Total adjustments                                   601,756  (61,117)

Net cash provided by (used in) operating activities           95,904  (47,367)

Cash flows from investing activities:
     Short-term investments                                   10,462     8,542
     Purchase of property and equipment                     (45,684)  (33,963)
     Product development costs                              (45,193)  (22,675)
     Purchase costs of acquired businesses                     (475)   (5,857)

Net cash used in investing activities                       (80,890)  (53,953)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock in
     subsidiary                                               15,000         -
  Proceeds from issuance of common stock, net                 50,017   173,607
  Principle and accrued interest payments on revolving
     line of credit and long-term debt                         (801)     2,217
  Payments under capital lease obligations                      (67)   (1,179)

Net cash provided by financing activities                     64,149   174,645

Net increase in cash and cash equivalents                     79,163    73,325
Cash and cash equivalents at beginning of period             118,421    45,877

Cash and cash equivalents at end of period                  $197,584  $119,202

Supplemental cash flow information
  Cash paid during the period for:
  Interest                                                    $1,300    $1,251
  Income taxes                                                     -         -

See accompanying notes.



                      AMERICA ONLINE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals (with the exception of those adjustments discussed in Notes 3, 6 and 7 of the Notes to Consolidated Financial Statements), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Note 2. Stockholders' Equity

     In October 1995, the Company completed a public stock offering of 4,963,266 shares of common stock (adjusted for a stock split) which generated net cash proceeds of approximately $139,500,000.

     During May 1996, the Company sold 1,000 shares of Series B convertible preferred stock (the "Preferred Stock") for approximately $28,000,000. The Preferred Stock has an aggregate liquidation preference of approximately $28,000,000 and accrues dividends at a rate of 4% per annum. Accrued dividends can be paid in the form of additional shares of Preferred Stock. During May 1998, the Preferred Stock, plus accrued but unpaid dividends, automatically converts into shares of common stock based on the fair market value of common stock at the time of conversion.

     In November 1995, the Company effected a two-for-one split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock split.

Note 3. Change in Accounting Estimate

     As a result of a change in accounting estimate, the Company recorded a charge of $385,221,000, as of September 30, 1996, representing the balance of deferred subscriber acquisition costs as of that date. The Company had previously deferred the cost of certain marketing activities, to comply with the criteria of Statement of Position 93-7 "Reporting on Advertising Costs", and then amortized those costs over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. The Company's changing business model, which includes flat-rate pricing for its online service, is expected to increasingly reduce its reliance on online service subscriber revenues for the generation of revenues and profits, by growing high-margin other revenue streams. This changing business model, coupled with a lack of historical experience with flat-rate pricing, created uncertainties regarding the level of expected future economic benefits from online service subscriber revenues (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). As a result, the Company believed it no longer had an adequate accounting basis to support recognizing deferred subscriber acquisition costs as an asset.

Note 4. Income Taxes

     The effective income tax rate varied from the federal statutory tax rate as follows:

                                             Quarter     Nine Months
                                              Ended         Ended
                                             3/31/97       3/31/97

Statutory rate                               (35.0%)       (35.0%)
   State income taxes - net of federal
       income tax benefit                     (3.0)         (3.0)
   Valuation allowance on net deferred
       tax benefit                             38.0         38.0
Tax Rate                                        -%           -%

     The Company has adjusted the effective income tax rate for the quarter ended March 31, 1997 to reflect the anticipated results for the entire fiscal year ended June 30, 1997.

     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes, primarily relating to product development costs.

     As of March 31, 1997, the Company had available net operating loss carryforwards of approximately $679,000,000 for tax purposes, which will be available, subject to certain annual limitations, to offset future taxable income. If not used, these loss carryforwards will expire between 2001 and 2012. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

     Significant components of the Company's deferred tax liabilities and assets as of March 31, 1997 are as follows:


Deferred tax liabilities:
  Capitalized software costs                 $   23,005,000
     Net deferred tax liabilities            $   23,005,000

Deferred tax assets:
  Net operating loss carryforward            $  258,066,000
  Other                                          10,411,000
    Total deferred tax assets                   268,477,000
  Valuation allowance for deferred assets      (245,472,000)
    Net deferred tax assets                 $    23,005,000

Note 5.  Business Combinations

     On August 5, 1996, the Company purchased 100% of the outstanding common stock of the ImagiNation Network, Inc. ("INN"), by issuing 362,500 shares of its common stock for a total purchase price of approximately $14.5 million. The acquisition was accounted for under the purchase method and accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. The results of operations for the three and nine months ended March 31, 1997, include INN's operations from the date of acquisition.

     The following pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.


(in thousands, except per share data)
                                                    Pro Forma
                                          Nine months       Nine months
                                         ended 3/31/97     ended 3/31/96
                                                   (unaudited)

Revenues                                   $   1,215,585       $   759,387
Income (loss) from operations                  (486,280)            23,066
Net income (loss)                              (507,414)             3,967
Earnings (loss) per share                  $      (5.36)       $      0.04


Note 6.  Legal Proceedings

     In the quarter ended December 31, 1996, the Company recorded a charge of $24,300,000 related to a legal settlement reached with various State Attorneys General to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to this legal settlement, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. In the quarter ended March 31, 1997, as a result of a change in accounting estimate, the Company recorded a benefit of $5,996,000 related to the aforementioned legal settlement, representing the Company's revised estimate of the total liability associated with this matter.

     In the quarter ended March 31, 1997, the Company recorded a charge of $5,900,000 related to a preliminary legal settlement reached with various class action plaintiffs which pertained to many of the same issues contained in the legal settlement with the State Attorneys General in the preceding paragraph. The preliminary legal settlement with the class action plaintiffs extends and expands the relief provided to qualifying subscribers under the State Attorneys General settlement.

     The Company, eighteen of its officers and directors and its independent accountants are party to a lawsuit filed on behalf of shareholders in the federal court of Alexandria, Virginia, in February , 1997, alleging violations of the federal securities laws. Motions to dismiss the suit were filed on behalf of all the defendants on April 18, 1997. A separate derivative suit related to this lawsuit against the Company's directors has been filed in Delaware on behalf of the Company's shareholders. Although the outcome of these suits is not currently predictable, management and its outside legal counsel believe that the Company has meritorious defenses, and intends to vigorously defend the suits.

     Various other legal proceedings have arisen against the Company in the ordinary course of business. The Company does not believe that these legal proceedings will result in a material liability for the Company.

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

The components of the provision are as follows:


Write-off of impaired assets and discontinued businesses    $  31,215,000
Contract terminations                                          27,098,000
Severance and personnel related                                 8,734,000
Other expenses                                                  7,280,000

Total restructuring charge                                  $  74,327,000

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

     The following table summarizes the activity in the restructuring accrual during the quarter ended March 31, 1997. The balance of the restructuring accrual at March 31, 1997 is included in other accrued expenses and liabilities on the balance sheet.


Restructuring accrual at December 31, 1996     $  38,523,000
Payments                                        (  8,584,000)
Non-cash adjustments                            (  2,541,000)

Restructuring accrual at March 31, 1997        $  27,398,000



Note 8.  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share would have been $0.03 and $0.17 for the three months ended March 31, 1997 and 1996, respectively, and $(5.35) and $0.16 for the nine months ended March 31, 1997 and 1996, respectively. The impact of SFAS No. 128 on the calculation of diluted net income per share for the aforementioned periods would not have been material. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Note 9.  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. At March 31, 1997, approximately $16,000,000 of the Company's cash and cash equivalents was temporarily restricted in conjunction with certain leasing activities of the Company.

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

     The Company generates two types of revenues, online service revenues and other revenues. Online service revenues are generated by customers subscribing to the Company's online services. Other revenues are non-subscription based and are generated from the Company's base of subscribers as well as businesses. Other revenues include advertising and electronic commerce revenues, which consist of the sale of merchandise, advertising and related revenues, and transaction fees, as well as other revenues, which consist primarily of data network service revenues.

     Currently, the Company's online service revenues are generated primarily from subscribers paying a monthly membership fee. Prior to December 1, 1996, a significant portion of online service revenues were comprised of hourly charges based on usage in excess of the number of hours of usage provided as part of the monthly fee. With the introduction of flat-rate pricing, as described below, the portion of online service revenues which are generated from hourly charges has decreased substantially.

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

* An alternative offering at a rate of $9.95 per month for unlimited use of AOL - for those subscribers who already have an Internet connection and use this connection to access AOL.

     Prior to December 1, 1996, the Company's standard monthly membership fee for its AOL service, which included five hours of service, was $9.95 per month, with a $2.95 hourly fee for usage in excess of five hours per month. Existing members at December 1, 1996, could retain the $9.95 / five hour pricing upon request. For the period July 1, 1996, through November 30, 1996, the Company also offered a pricing plan which included 20 hours of service for $19.95 per month, with a $2.95 hourly fee for usage in excess of 20 hours per month (the "Value Plan"). The Value Plan was discontinued upon the availability of the Flat-Rate Plan on December 1, 1996.

     As a result of the introduction of the Flat-Rate Plan for AOL and the Internet, as detailed above, the Company's Internet service, Global Network Navigator ("GNN"), has been discontinued. The Company had launched GNN in October 1995.

     The growth of the Company's online service revenues, assuming such growth continues, is expected to be driven primarily by growth in its subscriber base. The growth of the subscriber base is dependent upon the Company's ability to acquire and retain subscribers. The Company acquires new subscribers to its services through an introductory trial offer. The Company's ability to continue to acquire new subscribers is dependent upon people continuing to register for its introductory trial offer.

     The Company experienced generally lower overall retention rates for the AOL service during fiscal 1996 compared to fiscal 1995. Retention rates for AOL subscribers who were early in their membership terms decreased more than the overall retention rate, with the largest quarterly percentage decrease occurring in the fourth quarter of fiscal 1996. The Company believes that factors contributing to these decreases include: (1) the lack of a flat-rate pricing plan for the AOL service; and (2) an increase in less-qualified new subscribers as a result of increased direct marketing to the mass consumer audience. The Company believes that the introduction in July 1996 of the Value Plan, the new version of AOL introduced in late fiscal 1996, and the introduction of the Flat-Rate Plan on December 1, 1996, address many of the factors which most directly affect retention. In addition, the Company plans to increase spending on programs designed to improve trial conversion and retention rates. The Company experienced sequentially higher retention rates in the first and second quarters of fiscal 1997 compared to the fourth quarter of fiscal 1996. Retention rates decreased in the third quarter of fiscal 1997 relative to the first and second quarters of fiscal 1997. During the third quarter, retention rates were lowest in January 1997, which the Company believes was primarily a result of cancellations associated with the high number of registrations that occurred in December 1996, cancellations associated with network access problems experienced by certain subscribers, and cancellations associated with the transition of subscribers to a higher standard monthly fee. Monthly retention rates improved sequentially for the period February 1997 through April 1997.

     The average total usage hours per member per month, for AOL subscribers, has increased in fiscal 1997 over fiscal 1996. The Company believes that the principal factor contributing to this increase has been the availability of the Value Plan through November 1996 and the Flat-Rate Plan available thereafter, which have allowed members to spend more time online at less cost. As a result, the Company has experienced an increase in the number of hours of usage relative to online service revenues, and because the Company has limited historical operating experience with flat-rate pricing, there are uncertainties regarding the level of future economic benefits from online service subscriber revenues. Overall average monthly online service revenue per AOL subscriber in fiscal 1997 is expected to be lower than in fiscal 1996, principally as a result of the availability in fiscal 1997 of the Value and Flat-Rate Plans.

     Other revenues are generated primarily from advertising and electronic commerce and the provision of data network services. The growth of other revenues is important to the Company's business objectives. In the third quarter of fiscal 1997, other revenues represented approximately 16% of total revenues. While such other revenues currently represent a relatively small percentage of total revenues, a higher than proportionate share of the Company's operating margins are associated with these revenues. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the change in its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce, which generally carry higher operating margins than online service revenues. The Company expects that the growth in other revenues, assuming such growth continues, will be the primary source of future profit growth, and will provide the Company with the opportunity and flexibility to fund programs designed to grow the subscriber base and meet other business objectives.

     The online services and Internet markets are highly competitive. The Company believes that existing competitors, which include, among others, commercial Internet-based online services such as CompuServe, and Internet service providers, such as Prodigy and the Microsoft Network, and including various national and local independent Internet service providers as well as long distance and regional telephone companies, including, among others, AT&T Corporation, MCI Communications Corporation and various regional Bell operating companies, are likely to enhance and more aggressively market their service offerings. In addition, new competitors, including branded search engines and various media and telecommunications companies, have entered or announced plans to enter the online services and Internet markets, resulting in greater competition for the Company. Some of the direct competitors and possible future competitors referred to above may have greater financial, technical, marketing or personnel resources than the Company. The competitive environment could have the following effects: require pricing programs resulting in lower prices and increased spending on marketing, network capacity, content procurement and product development; limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limit its ability to develop new products and services; limit the Company's ability to grow its subscriber base; result in increased attrition in the Company's subscriber base; and negatively impact the Company's ability to meet its business objective of changing its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce. Any of the foregoing events could have an impact on revenues and result in an increase in costs as a percentage of revenues. These factors may have a material adverse effect on the Company's financial condition and operating results.

Results of Operations

Online Service Revenues

     For the three months ended March 31, 1997, online service revenues increased from $285,481,000 to $381,486,000, or 34%, over the three months ended March 31, 1996. This increase was primarily attributable to a 46% increase in the average number of AOL North American subscribers for the quarter ended March 31, 1997, compared to the prior year comparable quarter, offset by a 10% decrease in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber decreased from $18.72 in the three months ended March 31, 1996 to $17.02 in the three months ended March 31, 1997. This decrease was principally attributable to the availability of the Flat-Rate Plan beginning in December 1996.

     For the nine months ended March 31, 1997, online service revenues increased from $688,485,000 to $1,043,838,000, or 52%, over the nine months ended March 31, 1996. This increase was primarily attributable to a 60% increase in the quarterly average number of AOL North American subscribers for the nine months ended March 31, 1997, compared to the prior year comparable period, offset by a 7% decrease in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber decreased from $18.14 in the nine months ended March 31, 1996 to $16.94 in the nine months ended March 31, 1997. This decrease was principally attributable to the availability of the Value Plan from July 1996 through November 1996, and the Flat-Rate Plan beginning in December 1996.

Other Revenues

     For the three months ended March 31, 1997, other revenues, which consist of advertising and electronic commerce revenues, as well as other revenues, increased from $26,859,000 to $74,705,000, or 178%, over the three months ended March 31, 1996. For the nine months ended March 31, 1997, other revenues increased from $70,902,000 to $171,747,000, or 142%, over the nine months ended March 31, 1996. The increase in both periods was primarily attributable to an increase in advertising and electronic commerce revenues, driven primarily by increases in the sale of merchandise and advertising and related revenues.

Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data network costs, costs associated with operating the data centers and providing customer support, royalties paid to information and service providers, and the costs of merchandise sold. For the three months ended March 31, 1997, cost of revenues increased from $183,644,000 to $288,215,000, or 57%, over the three months ended March 31, 1996, and increased as a percentage of total revenues from 58.8% to 63.2%. For the nine months ended March 31, 1997, cost of revenues increased from $448,649,000 to $721,812,000, or 61%, over the nine months ended March 31, 1996, and increased as a percentage of total revenues from 59.1% to 59.4%.

     The increase in cost of revenues for the three and nine month periods ended March 31, 1997 was primarily attributable to an increase in data network costs, leased equipment costs, customer support costs, the costs of merchandise sold, and royalties paid to information and service providers. Data network costs increased primarily as a result of the larger customer base and more usage by customers. Leased equipment costs increased primarily as a result of additional host computer and network equipment. Customer support costs, which include personnel and telephone costs associated with providing customer support, were higher primarily as a result of the larger customer base and network access problems encountered by subscribers upon the introduction of the Flat-Rate Plan. The costs of merchandise sold increased as a result of an increase in merchandise revenues. Royalties paid to information and service providers increased as a result of a larger customer base and more usage and the Company's addition of more service content to broaden the appeal of the AOL service.

     The increases in cost of revenues as a percentage of total revenues for the three and nine months ended March 31, 1997 were primarily attributable to increases in leased equipment costs and the costs of merchandise sold. The increase in cost of revenues as a percentage of total revenues for the nine months ended March 31, 1997 was partially offset by a decrease in data network costs resulting from a lower cost per hour, due to a higher percentage of traffic generated on AOLnet.

     The Company is building AOLnet, a TCP/IP data network, in order to increase its network capacity, provide its members with higher speed access, and reduce data network costs on a per hour basis. As the Company rapidly builds AOLnet, it plans to continue to manage an increasingly higher percentage of its total traffic to this network, which would lead to a lower overall data network per hour cost.

Marketing and Write-off of Deferred Subscriber Acquisition Costs

     Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For the three months ended March 31, 1997, marketing expenses increased from $56,789,000 to $89,530,000, or 58%, over the three months ended March 31, 1996, and increased as a percentage of total revenues from 18.2% to 19.6%. For the nine months ended March 31, 1997, marketing expenses increased from $145,871,000 to $312,179,000, or 114%, and increased as a percentage of total revenues from 19.2% to 25.7%.

     The increase in marketing expenses for the three and nine month periods ended March 31, 1997, was primarily attributable to an increase in subscriber acquisition expenses, which were impacted by a change in accounting estimate at September 30, 1996, that resulted in subscriber acquisition costs being currently expensed for periods subsequent to the first quarter of fiscal 1997, versus being capitalized and amortized over twenty-four months in fiscal 1996 and in the first quarter of fiscal 1997. The increase in marketing expenses as a percentage of total revenues for the three months ended March 31, 1997 was primarily attributable to an increase in general marketing expenses, including personnel and telemarketing, as well as retention marketing. The increase in marketing expenses as a percentage of total revenues for the nine months ended March 31, 1997 was primarily attributable to an increase in subscriber acquisition expenses. As a result of the aforementioned change in accounting estimate, the balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385,221,000, was written off. For additional information regarding this change, refer to Note 3 of the Notes to Consolidated Financial Statements.

     For the three months ended March 31, 1997, marketing expenses, before capitalization and amortization, decreased from $145,002,000 to $89,530,000, or 38%, over the three months ended March 31, 1996, and decreased as a percentage of total revenues from 46.4% to 19.6 %. For the nine months ended March 31, 1997, marketing expenses, before capitalization and amortization, increased from $346,257,000 to $383,219,000, or 11%, and decreased as a percentage of total revenues from 45.6% to 31.5%.

     The decrease in marketing expenses for the three months ended March 31, 1997, before capitalization and amortization, was primarily attributable to a decrease in acquisition related marketing costs, designed to keep the subscriber base relatively flat versus the prior quarter as the Company expanded its network capacity to handle the additional demand which resulted from the introduction of flat-rate pricing. The decrease in marketing expenses as a percentage of total revenues for the three months ended March 31, 1997, before capitalization and amortization, was primarily the result of the aforementioned decrease in costs, combined with the substantial growth in revenues.

     The increase in marketing expenses for the nine months ended March 31, 1997, before capitalization and amortization, was primarily attributable to an increase in general marketing expenses, including personnel and telemarketing, as well as retention marketing. The decrease in marketing expenses as a percentage of total revenues for the nine months ended March 31, 1997, before capitalization and amortization, was primarily the result of the Company having a more competitively priced product offering, as well as the substantial growth in revenues, which more than offset the additional marketing expenses.
     .
Product Development

     Product development costs include research and development expenses, other product development costs and the amortization of software costs. For the three months ended March 31, 1997, product development costs increased from $15,398,000 to $24,207,000, or 57%, over the three months ended March 31, 1996, and increased as a percentage of total revenues from 4.9% to 5.3%. For the nine months ended March 31, 1997, product development costs increased from $35,308,000 to $65,206,000, or 85%, over the nine months ended March 31, 1996, and increased as a percentage of total revenues from 4.6% to 5.4%. The increases in product development costs were primarily attributable to an increase in the amortization of software costs as well as an increase in personnel costs related to an increase in the number of technical employees. The increases in product development costs as a percentage of total revenues were primarily attributable to an increase in the amortization of software costs. Product development costs, before capitalization and amortization, increased by 23% and 56% in the three and nine months ended March 31, 1997, respectively.

General and Administrative

     For the three months ended March 31, 1997, general and administrative expenses increased from $29,973,000 to $52,276,000, or 74%, over the three months ended March 31, 1996, and increased as a percentage of total revenues from 9.6% to 11.5%. For the nine months ended March 31, 1997, general and administrative expenses increased from $74,439,000 to $136,650,000, or 84%, over the nine months ended March 31, 1996, and increased as a percentage of total revenues from 9.8% to 11.2%. The increases in general and administrative costs, and such costs as a percentage of total revenues, were principally attributable to higher office-related expenses, related to an increase in the number of employees as well as an increase in office space. This increase in office-related expenses included costs associated with certain subsidiaries which were present in the fiscal 1997 periods only, including Digital City, Inc. and INN. Additionally, there were increases in personnel costs.

Acquired Research and Development

     Acquired research and development costs, totaling $16,981,000 for the nine months ended March 31, 1996, relate to in-process research and development purchased pursuant to the Company's acquisition of Ubique, Ltd. in September 1995.

Amortization of Goodwill

     Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years. For the three months ended March 31, 1997, amortization of goodwill decreased from $1,816,000 to $1,398,000 over the three months ended March 31, 1996. For the nine months ended March 31, 1997, amortization of goodwill decreased from $5,228,000 to $4,907,000 over the nine months ended March 31, 1996. The decrease in amortization of goodwill in the three and nine month periods ended March 31, 1997 is primarily attributable to a write-off of the goodwill associated with GNN, partially offset by goodwill associated with various purchases made by the Company, including INN, all of which occurred subsequent to the third quarter of fiscal 1996. In connection with the fiscal 1997 second quarter restructuring charge (see Note 7 of the Notes to Consolidated Financial Statements), the Company wrote-off approximately $8.2 million of capitalized goodwill associated with GNN.

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

Other Income

     Other income consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $1,981,000 and $1,280,000 in the three months ended March 31, 1997 and 1996, respectively. The Company had other income of $3,069,000 and $3,572,000 in the nine months ended March 31, 1997 and 1996, respectively. The increase in other income for the three months ended March 31, 1997, was primarily attributable to the allocation of minority interest losses partially offset by non-operating losses related to various investments. The decrease in other income for the nine months ended March 31, 1997 was primarily attributable to non-operating losses related to various investments partially offset by the allocation of minority interest losses.

Settlement Charges, Net

     In the quarter ended December 31, 1996, the Company recorded a charge of $24,300,000 related to a legal settlement reached with various State Attorneys General to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to this legal settlement, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. In the quarter ended March 31, 1997, as a result of a change in accounting estimate, the Company recorded a benefit of $5,996,000 related to the aforementioned legal settlement, representing the Company's revised estimate of the total liability associated with this matter.

     In the quarter ended March 31, 1997, the Company recorded a charge of $5,900,000 related to a preliminary legal settlement reached with various class action plaintiffs which pertained to many of the same issues contained in the legal settlement with the State Attorneys General in the preceding paragraph. The preliminary legal settlement with the class action plaintiffs extends and expands the relief provided to qualifying subscribers under the State Attorneys General settlement.


Provision for Income Taxes

     The provision for income taxes was $0 and $10,025,000 in the three months ended March 31, 1997 and 1996, respectively and $0 and $21,885,000 in the nine months ended March 31, 1997 and 1996, respectively. For additional information regarding income taxes, refer to Note 4 of the Notes to Consolidated Financial Statements.

Net Income (Loss)

     Net income was $2,642,000 and $15,127,000 in the three months ended March 31, 1997 and 1996, respectively. The net loss was $505,852,000 in the nine months ended March 31, 1997, compared to net income of $13,750,000 in the nine months ended March 31, 1996. The net loss in the nine months ended March 31, 1997 included $385,221,000 for the write-off of deferred subscriber acquisition costs, a restructuring charge of $74,327,000 and a settlement charge of $24,300,000. Net income in the nine months ended March 31, 1996 included a charge of $16,981,000 for acquired research and development.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations and the sale of its capital stock. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by (used in) operating activities was $95,904,000 and $(47,367,000) in the nine months ended March 31, 1997 and 1996, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $130,229,000 and $276,559,000 in the nine months ended March 31, 1997 and 1996, respectively; an increase in other accrued expenses and liabilities of $141,621,000 in the nine months ended March 31, 1997, principally related to accruals associated with the restructuring charge (refer to Note 7 of the Notes to Consolidated Financial Statements), and an increase in telecommunications accruals; and an increase in deferred revenue of $128,993,000 in the nine months ended March 31, 1997, related to service revenues as well as an increase in prepaid advertising, which grew substantially as a result of a major advertising contract with a reseller of voice telephone services which included a $100,000,000 prepayment . Net cash used in investing activities was $80,890,000 and $53,953,000 in the nine months ended March 31, 1997 and 1996, respectively. Net cash provided by financing activities was $64,149,000 and $174,645,000 in the nine months ended March 31, 1997 and 1996, respectively. Included in financing activities was $15,000,000 in the nine months ended March 31, 1997 representing proceeds from the sale of preferred stock in a subsidiary corporation, and approximately $139,500,000 in the nine months ended March 31, 1996 representing proceeds from a public stock offering of common stock.

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

     The Company leases the majority of its facilities and equipment under non-cancelable operating leases, and is building AOLnet, its data communications network, as well as expanding its host server and data center capacity. The buildout of AOLnet and the expansion of host server and data center capacity requires a substantial investment in telecommunications and server equipment, as well as facilities, which the Company plans to finance principally through leasing and debt financing. In the second half of fiscal 1997, the Company is making investment commitments of approximately $350,000,000 in order to increase its network, host server and data center capacity.

     The Company uses its working capital to finance ongoing operations and to fund marketing and content programs and the development of its products and services. The Company plans to continue to invest in subscriber acquisition and retention marketing and content programs to expand its subscriber base, as well as in network, computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products or businesses complementary to the Company's current business. The Company anticipates that available cash and cash provided by operating activities will be sufficient to fund its operations for the next twelve months, including certain costs associated with the fiscal 1997 restructuring and settlement charges.

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

PART II.    OTHER INFORMATION

Item 1.         Legal Proceedings

     In the quarter ended December 31, 1996, the Company recorded a charge of $24,300,000 related to a legal settlement reached with various State Attorneys General to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to this legal settlement, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. In the quarter ended March 31, 1997, as a result of a change in accounting estimate, the Company recorded a benefit of $5,996,000 related to the aforementioned legal settlement, representing the Company's revised estimate of the total liability associated with this matter.

     In the quarter ended March 31, 1997, the Company recorded a charge of $5,900,000 related to a preliminary legal settlement reached with various class action plaintiffs which pertained to many of the same issues contained in the legal settlement with the State Attorneys General in the preceding paragraph. The preliminary legal settlement with the class action plaintiffs extends and expands the relief provided to qualifying subscribers under the State Attorneys General settlement.

     The Company, eighteen of its officers and directors and its independent accountants are party to a lawsuit filed on behalf of shareholders in the federal court of Alexandria, Virginia, in February , 1997, alleging violations of the federal securities laws. Motions to dismiss the suit were filed on behalf of all the defendants on April 18, 1997. A separate derivative suit related to this lawsuit against the Company's directors has been filed in Delaware on behalf of the Company's shareholders. Although the outcome of these suits is not currently predictable, management and its outside legal counsel believe that the Company has meritorious defenses, and intends to vigorously defend the suits.

     Various other legal proceedings have arisen against the Company in the ordinary course of business. The Company does not believe that these legal proceedings will result in a material liability for the Company.


Item 6.        Exhibits and Reports on Form 8-K

            (a)  Exhibits

            None

            (b)  Reports on Form 8-K

          None


                              AMERICA ONLINE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICA ONLINE, INC.


DATE: May 15, 1997        SIGNATURE:  /s/Stephen M. Case
                                      Stephen M. Case
                                      Chief Executive Officer




DATE:   May 15, 1997      SIGNATURE:  /s/Lennert J. Leader
                                      Lennert J. Leader
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                       Officer)