Form 10-Q/A
period 1996-12-31
AMERICA ONLINE INC
filed 1997-09-12
CIK 883780

FORM 10-QA

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



AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
RESTATED (See Note 2)
(Amounts in thousands, except share data)

                                            December 31,   June 30,
                                               1996         1996
ASSETS                                      (Unaudited)

Current assets:
  Cash and cash equivalents                   $130,189     $118,421
  Short-term investments                             -       10,712
  Trade accounts receivable                     52,147       49,342
  Other receivables                             23,740       23,271
  Prepaid expenses and other current assets     84,300       65,290
     Total current assets                      290,376      267,036

Property and equipment at cost, net            129,587      111,090

Other assets:
  Product development costs, net                61,761       44,330
  Deferred subscriber acquisition costs, net         -      314,181
  License rights, net                            6,237        4,947
  Other assets                                  34,768       29,607
  Deferred income taxes                         20,702      135,872
  Goodwill, net                                 42,309       51,691
                                              $585,740     $958,754


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                      $133,860     $105,904
  Accrued personnel costs                       10,788       15,719
  Other accrued expenses and liabilities       228,049      127,898
  Deferred revenue                              89,606       37,950
  Current portion of long-term debt and
    capital lease obligations                    2,249        2,435
       Total current liabilities               464,552      289,906

Long-term liabilities:
  Notes payable                                 18,794       19,306
  Deferred income taxes                         20,702      135,872
  Deferred revenue                               5,816            -
  Minority Interests                            10,108            -
  Other liabilities                              1,274        1,168
       Total liabilities                       521,246      446,252

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000
   shares authorized, 1,000 shares issues
   and outstanding at December 31, 1996
   and June 30, 1996                                 1            1
  Common stock, $.01 par value, 300,000,000
   shares authorized, 95,042,766 and
   92,626,000 shares issued and outstanding
   at December 31,1996 and June 30, 1996,
   respectively                                    950          926
  Additional paid-in capital                   554,104      519,342
  Accumulated deficit                         (490,561)      (7,767)
        Total stockholders' equity              64,494      512,502
                                              $585,740     $958,754

See accompanying notes.


AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
RESTATED (See Note 2)
(Amounts in thousands, except per share data)

                                               Three months
                                                  ended
                                                December 31,
                                             1996         1995
                                                (Unaudited)
Revenues:

   Online service revenues                 $351,220       $224,525

   Other revenues                            58,192         24,620

      Total revenues                        409,412        249,145

Costs and expenses:

   Cost of revenues                         253,294        147,369

   Marketing                                146,777         52,158

   Product development                       13,753          8,889

   General and administrative                48,810         23,986

   Amortization of goodwill                   1,589          1,749

   Restructuring charge                      48,627              -

   Settlement charge                         24,300              -

      Total costs and expenses              537,150        234,151

Income (loss) from operations              (127,738)        14,994

Other income (expense)                       (1,367)         1,460


Income (loss) before provision for
      income taxes                         (129,105)        16,454

Provision for income taxes                        -         (6,924)

Net income (loss)                        $ (129,105)        $9,530


Earnings (loss) per share:                  $ (1.37)         $0.09

Weighted average shares outstanding          94,284        107,177

See accompanying notes.

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
RESTATED (See Note 2)
(Amounts in thousands, except per share data)

                                                Six months
                                                  ended
                                               December 31,
                                           1996            1995
                                               (Unaudited)
Revenues:

   Online service revenues                $662,352      $403,004

   Other revenues                           97,042        44,043

      Total revenues                       759,394       447,047

Costs and expenses:

   Cost of revenues                        447,594       268,781

   Marketing:

      Marketing                            222,649        89,082

      Write-off of deferred subscriber
          acquisition costs                385,221             -

   Product development                      27,002        16,134

   General and administrative               84,374        44,466

   Acquired research and development             -        16,981

   Amortization of goodwill                  3,509         3,412

   Restructuring charge                     48,627             -

   Settlement charge                        24,300             -

      Total costs and expenses           1,243,276       438,856

Income (loss) from operations             (483,882)        8,191

Other income                                 1,088         2,292

Income (loss) before provision for
      income taxes                        (482,794)       10,483

Provision for income taxes                       -       (11,860)

Net loss                                $ (482,794)     $ (1,377)


Loss per share:                            $ (5.15)      $ (0.02)

Weighted average shares outstanding         93,727        81,048


See accompanying notes.

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
RESTATED (See Note 2)
(Amounts in thousands)

                                                      Six months
                                                        ended
                                                      December 31,
                                                  1996          1995
                                                     (Unaudited)

Cash flows from operating activities:
 Net loss                                          $(482,794)   $(1,377)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Write-off of deferred subscriber
     acquisition costs                               385,221          -
   Non-cash restructuring charges                     19,937          -
   Depreciation and amortization                      28,363     13,611
   Amortization of subscriber acquisition costs       59,189     41,144
   Loss on sale of property and equipment                  -         44
   Charge for acquired research and development            -     16,981
   Changes in assets and liabilities:
         Trade accounts receivable                    (3,258)    (5,208)
         Other receivables                             4,435    (14,316)
         Prepaid expenses and other current assets   (18,690)    (4,882)
         Deferred subscriber acquisition costs      (130,229)  (153,317)
         Other assets                                 (5,976)    (8,865)
         Trade accounts payable                       27,211     28,194
         Accrued personnel costs                      (6,241)     3,297
         Other accrued expenses and liabilities       93,017     14,284
         Deferred revenue                             57,472      6,749
         Deferred income taxes                             -     11,860
         Other liabilities                              (255)       169

         Total adjustments                           510,196    (50,255)

Net cash provided by (used in) operating activities   27,402    (51,632)

Cash flows from investing activities:
   Short-term investments                             10,712      9,497
   Purchase of property and equipment                (29,779)   (23,104)
   Product development costs                         (31,976)   (14,291)
   Purchase costs of acquired businesses                (475)    (4,159)

Net cash used in investing activities                (51,518)   (32,057)

Cash flows from financing activities:
   Proceeds from issuance of preferred
     stock in subsidiary                              15,000          -
   Proceeds from issuance of common stock, net        21,337    162,708
   Principle and accrued interest payments on
     revolving line of credit and long-term debt        (540)       339
   Proceeds (payments) under capital lease obligations    87       (650)

Net cash provided by financing activities             35,884    162,397

Net increase in cash and cash equivalents             11,768     78,708
Cash and cash equivalents at beginning of period     118,421     45,877

Cash and cash equivalents at end of period          $130,189   $124,585

Supplemental cash flow information
    Cash paid during the period for:
        Interest                                        $861       $835
        Income taxes                                       -          -

See accompanying notes.


                      AMERICA ONLINE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals (with the exception of those adjustments discussed in Notes 4, 7 and 8 of the Notes to Consolidated Financial Statements), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Prior period financial statements are restated for business combinations accounted for under the pooling of interests method of accounting unless the effect of the business combination is not material to the consolidated financial statements of the Company. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1997. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Note 2. Restatement

After discussions with the Staff of the Securities and Exchange Commission, the accompanying consolidated financial statements for the three and six month periods ended December 31, 1996, have been restated to remove $25.7 million of contract termination costs from the Company's December 1996 restructuring charge and to reflect the actual contract termination charge of approximately $24.5 million in the Company's fourth quarter ended June 30, 1997. The $25.7 million in contract termination costs, originally recorded in the Company's second quarter, were based on estimates derived from negotiations conducted by the Company with certain information providers to terminate then-existing information provider contracts. In addition, as a result of the Company's change from metered pricing to flat-rate pricing, the Company negotiated new information provider contracts with substantially all of these same information providers. The aforementioned negotiations took place primarily in the Company's second and third quarters and were consummated during the Company's fourth quarter. The effects of the contract termination agreements and the new information provider contracts are not reflected until the Company's fiscal 1997 fourth quarter. Additionally, the aforementioned financial statements have been restated to (1) reclassify product development amortization expense out of product development expense to cost of revenues, where it will be reported in future periods; (2) reclassify capitalized network costs to leasehold improvements and (3) reclassify the settlement charge to operations. On a restated basis, the Company's December 31, 1996 quarterly results will improve by $25.7 million; however, because the contract termination charge will be recorded by the Company in its fourth quarter ended June 30, 1997, the restatement will not have a material impact on the Company's fiscal 1997 annual results. The effect of these adjustments on the accompanying consolidated financial statements as of and for the three and six month periods ended December 31, 1996 is summarized below:

                             Three months ended       Six months ended
                             December 31, 1996        December 31, 1996
                               As                      As
                           Originally      As      Originally      As
                            Reported    Restated    Reported    Restated

Total stockholders' equity $  38,794   $  64,494   $  38,794   $  64,494

Cost of revenues           $ 245,374   $ 253,294   $ 433,597   $ 447,594

Product development           21,673   $  13,753   $  40,999   $  27,002

Restructuring charge       $  74,327   $  48,627   $  74,327   $  48,627

Net loss                   $(154,805)  $(129,105)  $(508,494)  $(482,794)

Net loss per share         $   (1.64)  $   (1.37)  $   (5.43)  $   (5.15)

The reclassifications noted in items (1), (2) and (3) above are included in the accompanying financial statements for all periods presented.

Note 3. Stockholders' Equity

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

Note 4. Change in Accounting Estimate

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

Note 5. Income Taxes

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

     As of December 31, 1996, the Company had available net operating loss carryforwards of approximately $584,000,000 for tax purposes, which will be available, subject to certain annual limitations, to offset future taxable income. If not used, these loss carryforwards will expire between 2001 and 2012. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

     Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 are as follows:

Deferred tax liabilities:
      Capitalized software costs         $ 20,702,000
          Net deferred tax liabilities   $ 20,702,000

Deferred tax assets:
      Net operating loss carryforward    $221,996,000
      Other                                14,107,000
          Total deferred tax assets       236,103,000
      Valuation allowance for deferred
          assets                         (215,401,000)
          Net deferred tax assets       $  20,702,000


Note 6.  Business Combinations

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

(in thousands, except per share data)

                                         Pro Forma
                                Six months       Six months
                                   ended            ended
                                 12/31/96         12/31/95
                                        (unaudited)

Revenues                       $    759,394     $   447,047
Income (loss) from operations      (485,445)          1,916
Net loss                           (484,356)         (7,621)
Loss per share                 $      (5.17)    $     (0.09)


Note 7.  Legal Proceedings

     The following disclosure is provided as of the quarter ended December 31, 1996. For a discussion of recent developments, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments.

     The Company is involved in various legal proceedings, including pending litigation. Currently, the Company is a party to numerous class action lawsuits filed on behalf of subscribers who are seeking damages in connection with difficulties in accessing the AOL service after the introduction of the Flat-Rate Plan.

     The Company believes that it has valid defenses to all litigation pending against it and all cases against the Company are, and will continue to be, vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of certain
pending litigation.   Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position.

     In the quarter ended December 31, 1996, the Company recorded a charge of $24,300,000 related to a legal settlement reached with various State Attorneys General to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to this legal settlement, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate pricing plan violated consumer protection laws.

     In December 1996, the Company agreed with regulators to make additional efforts to communicate to its subscribers information regarding the Company's plan to change its pricing. This agreement resolved the concerns of the regulators as reported in the Company's Form 10-Q for the quarter ended September 30, 1996.

    Note 8.  Restructuring Charge

     In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $48,627,000 restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees, and the shutdown of certain operating divisions and subsidiaries.

The components of the provision are as follows:

Write-off of impaired assets and
   discontinued businesses              $31,215,000
Severance and personnel related           8,734,000
Other expenses                            8,678,000

Total restructuring charge              $48,627,000

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

Restructuring charge                         $48,627,000
Payments                                     (15,867,000)
Non-cash adjustments                         (19,937,000)

Restructuring accrual at December 31, 1996   $12,823,000


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

     With the introduction of the Flat-Rate Plan, the Company expects a significant increase in the average usage hours per member per month, and an attendant decrease in the average revenue per member-hour. The Company also expects that it will experience higher cost of revenues relative to total revenues. The Company plans to minimize the impact of the aforementioned expected changes by growing other revenues as well as decreasing costs, on a relative basis (either on a per hour basis or as a percentage of total revenues), principally through operating cost efficiencies and contract renegotiations. The relative cost decreases are expected to include such costs as the per hour costs of the Company's data network, marketing costs and other costs.

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

     Other revenues are generated primarily from the sale of merchandise, advertising, data network services, and transaction fees. The growth of other revenues is important to the Company's business objectives. In the second quarter of fiscal 1997, other revenues represented approximately 14% of total revenues. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the change in its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as merchandise sales, advertising, the provision of data network services, and transaction fees. The Company expects that the growth in other revenues, assuming such growth continues, will be the primary source of future profit growth, and will provide the Company with the opportunity and flexibility to fund programs designed to grow the subscriber base and meet other business objectives.

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

Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data and voice communication costs, costs associated with operating the data centers and providing customer support, royalties paid to information and service providers, and the costs of merchandise sold. For the three months ended December 31, 1996, cost of revenues increased from $147,369,000 to $253,294,000, or 72%, over the three months ended December 31, 1995, and increased as a percentage of total revenues from 59.1% to 61.9%. For the six months ended December 31, 1996, cost of revenues increased from $268,781,000 to $447,594,000, or 67%, over the six months ended December 31, 1995, and decreased as a percentage of total revenues from 60.1% to 58.9%.

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

     The Company expects that gross margins in the near future will be lower than those achieved in recent periods. While the Company expects other revenues will increase, and expects that the growth and management of AOLnet will provide lower per hour data communication costs, it is anticipated that these factors will be more than offset by an increase in the total usage hours, primarily as a result of the introduction of the Flat-Rate Plan in December 1996. Additionally, costs associated with the temporary renting of up to 50,000 additional modems from outside suppliers, which will assist the Company in meeting the demand for its online service, are expected to negatively impact gross margins.

     As a result of the introduction of the Flat-Rate Plan and the expected significant increase in total usage hours, and an attendant decrease in average revenue per member-hour, certain significant information provider contracts have become uneconomic. The Company began negotiations with these information providers in the December 31, 1996 quarter to terminate these contracts and enter into new information provider contracts, effective January 1, 1997, which will be structured as either flat-fee contracts or usage-based contracts under which royalty payments to those information providers will be calculated using an average revenue per member-hour rather than a fixed hourly revenue rate, and thus will be economic to the Company as royalties under those contracts will not be significantly impacted by increases in usage, assuming that present and expected usage patterns continue. As a result of these new information provider contracts, royalties paid to information providers are not expected to materially impact cost of revenues in the future. Substantially all of the new information provider contracts were consummated in the quarter ended June 30, 1997, and the effects of those contracts, including the retroactive provisions, will be recorded in that period.

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

     The increase in marketing expenses, and as a percentage of total revenues, for the three and six month periods ended December 31, 1996, was primarily attributable to a change in accounting estimate at September 30, 1996, which resulted in subscriber acquisition costs being currently expensed for periods subsequent to the first quarter of fiscal 1997, versus being capitalized and amortized over twenty-four months in fiscal 1996 and in the first quarter of fiscal 1997. In addition, the balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385,221,000, was written off as a result of this change in accounting estimate. For additional information regarding this change, refer to Note 4 of the Notes to Consolidated Financial Statements.

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

Product Development

     Product development costs include research and development expenses and other product development costs. For the three months ended December 31, 1996, product development costs increased from $8,889,000 to $13,753,000, or 55%, over the three months ended December 31,1995, and decreased as a percentage of total revenues from 3.6% to 3.4%. For the six months ended December 31, 1996, product development costs increased from $16,134,000 to $27,002,000, or 67%, over the six months ended December 31, 1995, and remained flat as a percentage of total revenues at 3.6%. The increases in product development costs were primarily attributable to increases in personnel costs related to an increase in the number of technical employees. The decrease in product development costs as a percentage of total revenues for the three months ended December 31, 1996, were primarily attributable to the substantial increase in revenues, which more than offset the additional product development costs.

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

Amortization of Goodwill

     Goodwill is being amortized on a straight-line basis over periods ranging from five to ten years. Amortization of goodwill decreased to $1,589,000 in the three months ended December 31, 1996, from $1,749,000 in the three months ended December 31, 1995. The decrease in amortization of goodwill is primarily attributable to a write-off of the goodwill associated with GNN, partially offset by goodwill associated with various purchases made by the Company, including INN, all of which occurred subsequent to the second quarter of fiscal 1996. In connection with the fiscal 1997 second quarter restructuring charge (see Note 8 of the Notes to Consolidated Financial Statements), the Company wrote-off approximately $8.2 million of capitalized goodwill associated with GNN.

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


Restructuring Charge

     In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $48,627,000 restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees, and the shutdown of certain operating divisions and subsidiaries. For additional information regarding this charge, refer to Note 8 of the Notes to Consolidated Financial Statements.

Settlement Charge

     In the quarter ended December 31, 1996, the Company recorded a charge of $24,300,000 related to a legal settlement reached with various State Attorneys General to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to this legal settlement, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate pricing plan violated consumer protection laws.

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

Provision for Income Taxes

     The provision for income taxes was $0 and $6,924,000 in the three months ended December 31, 1996 and 1995, respectively and $0 and $11,860,000 in the six months ended December 31, 1996 and 1995, respectively. For additional information regarding income taxes, refer to Note 5 of the Notes to Consolidated Financial Statements.

Net Income (Loss)

     The net loss was $129,105,000 in the three months ended December 31, 1996, compared to net income of $9,530,000 in the three months ended December 31, 1995. The net loss was $482,794,000 and $1,377,000 in the six months ended
December 31, 1996 and 1995, respectively.   The net loss in the three months
ended December 31, 1996 included a restructuring charge of $48,627,000 and a settlement charge of $24,300,000. The net loss in the six months ended December 31, 1996 included a charge of $385,221,000 for the write-off of deferred subscriber acquisition costs. The net loss in the six months ended December 31, 1995 included a charge of $16,981,000 for acquired research and development.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations and the sale of its capital stock. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by (used in) operating activities was $27,402,000 and $(51,632,000) in the six months ended December 31, 1996 and 1995, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $130,229,000 and $153,317,000 in the six months ended December 31, 1996 and 1995, respectively, as well as an increase in other accrued expenses and liabilities of $93,017,000 in the six months ended
December 31, 1996, principally related to an increase in telecommunications accruals, the accrual of the settlement charge (refer to Note 7 of the Notes to Consolidated Financial Statements), and accruals associated with the restructuring charge (refer to Note 8 of the Notes to Consolidated Financial Statements). Net cash used in investing activities was $51,518,000 and $32,057,000 in the six months ended December 31, 1996 and 1995, respectively. Net cash provided by financing activities was $35,884,000 and $162,397,000 in the six months ended December 31, 1996 and 1995, respectively. Included in financing activities was $15,000,000 in the six months ended December 31, 1996 representing proceeds from the sale of preferred stock in a subsidiary corporation, and approximately $139,500,000 in the six months ended December 31, 1995 representing proceeds from a public stock offering of common stock.

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

Recent Developments

     In February 1997, a class action lawsuit (Orman v. America Online, Inc., et al.) was filed against the Company, its officers and directors and its outside auditors alleging violations of the federal securities laws between August 10, 1995 and October 29, 1996. In July 1997, the original complaint was dismissed against all defendants. On August 11, 1997, an amended class action complaint was filed against the Company, its Chief Executive Officer and its Chief Financial Officer. A shareholder derivative suit related to the Orman lawsuit has also been filed against the Company's directors in Delaware chancery court.

     The Company believes that it has valid defenses to all litigation pending against it and all cases against the Company are, and will continue to be, vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of certain
pending litigation.   Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position.

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


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

     For a discussion of legal proceedings, refer to Note 7 of Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments.

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


                                   AMERICA ONLINE, INC.


DATE: September 12, 1997     SIGNATURE: /s/Stephen M. Case
                                        Stephen M. Case
                                        Chief Executive Officer




DATE: September 12, 1997     SIGNATURE: /s/Lennert J. Leader
                                        Lennert J. Leader
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)