Form 10-Q/A
period 1997-03-31
AMERICA ONLINE INC
filed 1997-09-12
CIK 883780

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


AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
RESTATED (See Note 2)
(Amounts in thousands, except share data)

                                                        March 31,    June 30,
                                                           1997        1996
ASSETS                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                             $197,584   $118,421
     Short-term investments                                     250     10,712
     Trade accounts receivable                               58,331     49,342
     Other receivables                                       35,129     23,271
     Prepaid expenses and other current assets               75,837     65,290
        Total current assets                                367,131    267,036

Property and equipment at cost, net                         149,214    111,090

Other assets:
     Product development costs, net                          67,728     44,330
     Deferred subscriber acquisition costs, net                   -    314,181
     License rights, net                                      9,571      4,947
     Other assets                                            65,416     29,607
     Deferred income taxes                                   23,005    135,872
     Goodwill, net                                           40,455     51,691
                                                           $722,520   $958,754

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                 $76,499   $105,904
     Accrued personnel costs                                 10,476     15,719
     Other accrued expenses and liabilities                 257,276    127,898
     Deferred revenue                                       168,743     37,950
     Current portion of long-term debt and
       capital lease obligations                              2,097      2,435
          Total current liabilities                         515,091    289,906

Long-term liabilities:
     Notes payable                                           18,531     19,306
     Deferred income taxes                                   23,005    135,872
     Deferred revenue                                        68,510          -
     Minority Interests                                       5,062          -
     Other liabilities                                        3,881      1,168
        Total liabilities                                   634,080    446,252

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
       authorized, 1,000 shares issued and outstanding            1          1
       at March 31, 1997 and June 30, 1996
     Common stock, $.01 par value, 300,000,000 shares
       authorized, 97,447,032 and 92,626,000 shares
       issued and outstanding at March 31, 1997
       and June 30, 1996, respectively                          974        926
     Additional paid-in capital                             582,760    519,342
     Accumulated deficit                                   (495,295)    (7,767)
        Total stockholders' equity                           88,440    512,502
                                                           $722,520   $958,754

See accompanying notes.



AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
RESTATED (See Note 2)
(Amounts in thousands, except per share data)

                                                       Three months
                                                          ended
                                                         March 31,
                                                    1997          1996
                                                        (Unaudited)
Revenues:
     Online service revenues                         $381,486     $285,481

     Other revenues                                    68,605       26,859

        Total revenues                                450,091      312,340

Costs and expenses:

     Cost of revenues                                 298,774      186,238

     Marketing                                         89,530       56,789

     Product development                               14,924       12,804

     General and administrative                        52,276       29,973

     Amortization of goodwill                           1,398        1,816

     Settlement charges, net                              (96)           -

        Total costs and expenses                      456,806      287,620

Income (loss) from operations                          (6,715)      24,720

Other income                                            1,981        1,280

Merger expenses                                             -        (848)

Income (loss) before provision for income taxes        (4,734)      25,152

Provision for income taxes                                  -      (10,025)

Net income (loss)                                     $(4,734)     $15,127

Earnings (loss) per share:                             $(0.05)       $0.14

Weighted average shares outstanding                    96,283      111,232

See accompanying notes.



AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
RESTATED (See Note 2)
(Amounts in thousands, except per share data)

                                                       Nine months
                                                          ended
                                                        March 31,
                                                    1997          1996
                                                        (Unaudited)
Revenues:
     Online service revenues                       $1,043,838     $688,485

     Other revenues                                   165,647       70,902

        Total revenues                              1,209,485      759,387

Costs and expenses:

     Cost of revenues                                 746,368      455,019

     Marketing:

        Marketing                                     312,179      145,871

        Write-off of deferred subscriber              385,221            -
             acquisition costs

     Product development                               41,926       28,938

     General and administrative                       136,650       74,439

     Acquired research and development                      -       16,981

     Amortization of goodwill                           4,907        5,228

     Restructuring charges                             48,627            -

     Settlement charges, net                           24,204            -

        Total costs and expenses                    1,700,082      726,476

Income (loss) from operations                        (490,597)      32,911

Other income                                            3,069        3,572

Merger expenses                                             -        (848)

Income (loss) before provision for income taxes     (487,528)       35,635

Provision for income taxes                                  -     (21,885)

Net income (loss)                                  $(487,528)      $13,750

Income (loss) per share:                              $(5.16)        $0.13

Weighted average shares outstanding                    94,566      108,346

See accompanying notes.



AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
RESTATED (See Note 2)
(Amounts in thousands)

                                                               Nine months ended
                                                                   March 31,
                                                               1997         1996
                                                                  (Unaudited)

Cash flows from operating activities:
   Net income (loss)                                      $(487,528)   $13,750
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
     Write-off of deferred subscriber acquisition costs      385,221         -
       Non-cash restructuring charges                         22,478         -
       Depreciation and amortization                          45,517    23,679
       Amortization of subscriber acquisition costs           59,189    76,173
       Loss on sale of property and equipment                      -        44
       Charge for acquired research and development                -    16,981
       Changes in assets and liabilities:
         Trade accounts receivable                            (9,443)  (12,255)
         Other receivables                                    (6,953)   (1,989)
         Prepaid expenses and other current assets           (12,767)  (14,570)
         Deferred subscriber acquisition costs              (130,229) (276,559)
         Other assets                                        (36,627)  (18,129)
         Trade accounts payable                              (30,148)   51,653
         Accrued personnel costs                              (6,553)    4,547
         Other accrued expenses and liabilities              117,197    60,641
         Deferred revenue                                    199,303    13,506
         Deferred income taxes                                     -    21,885
         Other liabilities                                     2,351       247

         Total adjustments                                   598,536   (54,146)

Net cash provided by (used in) operating activities          111,008   (40,396)

Cash flows from investing activities:
     Short-term investments                                   10,462     8,542
     Purchase of property and equipment                      (60,788)  (40,934)
     Product development costs                               (45,193)  (22,675)
     Purchase costs of acquired businesses                      (475)   (5,857)

Net cash used in investing activities                        (95,994)  (60,924)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock in
     subsidiary                                               15,000         -
  Proceeds from issuance of common stock, net                 50,017   173,607
  Principle and accrued interest payments on revolving
     line of credit and long-term debt                         (801)     2,217
  Payments under capital lease obligations                      (67)   (1,179)

Net cash provided by financing activities                     64,149   174,645

Net increase in cash and cash equivalents                     79,163    73,325
Cash and cash equivalents at beginning of period             118,421    45,877

Cash and cash equivalents at end of period                  $197,584  $119,202

Supplemental cash flow information
  Cash paid during the period for:
  Interest                                                    $1,300    $1,251
  Income taxes                                                     -         -

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

Note 2. Restatement

After discussions with the Staff of the Securities and Exchange Commission, the accompanying consolidated financial statements for the three and nine month periods ended March 31, 1997, have been restated by $7.376 million. The Company has restated the aforementioned financial statements to (1) reverse $7 million of revenue in connection with a commerce agreement with a long distance telephone service provider, and instead recognize this revenue on a straight-line basis over the 40-month term of the agreement beginning March 1, 1997, resulting in $175,000 of revenue, rather than $7 million, being recognized in the March 31, 1997 quarter; (2) recognize an additional $725,000 in revenue associated with certain other aspects of the aforementioned commerce agreement, which represents a portion of such revenues to be earned on straight-line basis over the 40-month term of the agreement; (3) record $1.276 million in additional information provider expense resulting from the reversal of credits taken in the March 31, 1997 quarter as a result of new information provider agreements, credits that will now be recognized in the Company's fourth quarter ended June 30, 1997, the period in which the new information provider agreements were signed; (4) reclassify product development amortization expense out of product development expense to cost of revenues, where it will be reported in future periods and (5) reclassify capitalized network costs to leasehold improvements. The effects of these adjustments on the accompanying consolidated financial statements as of and for the three and nine month periods ended March 31, 1997 are summarized below:


                              Three months ended       Nine months ended
                                March 31, 1997           March 31, 1997
                                 As                     As
                             Originally     As      Originally       As
                              Reported   Restated    Reported     Restated

Total stockholders' equity   $ 70,116    $ 88,440   $  70,116    $  88,440

Other revenues               $ 74,705    $ 68,605   $ 171,747    $ 165,647

Cost of revenues             $288,215    $298,774   $ 721,812    $ 746,368

Product development          $ 24,207    $ 14,924   $  65,206    $  41,926

Restructuring charge         -           -          $  74,327    $  48,627

Net income (loss)            $  2,642    $ (4,734)  $(505,852)   $(487,528)

Net income (loss) per share  $   0.02    $  (0.05)  $   (5.35)   $   (5.16)

The reclassifications noted in items (4) and (5) above are included in the accompanying financial statements for all periods presented. In addition, the As Restated numbers above include the effect of adjustments pursuant to the Company's Form 10-QA for the period ended December 31, 1996.

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

Note 4. Change in Accounting Estimate

     As a result of a change in accounting estimate, the Company recorded a charge of $385,221,000, as of September 30, 1996, representing the balance of deferred subscriber acquisition costs as of that date. The Company had previously deferred the cost of certain marketing activities, to comply with the criteria of Statement of Position 93-7 "Reporting on Advertising Costs", and then amortized those costs over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. The Company's changing business model, which includes flat-rate pricing for its online service, is expected to increasingly reduce its reliance on online service subscriber revenues for the generation of revenues and profits. This changing business model, coupled with a lack of historical experience with flat-rate pricing, created uncertainties regarding the level of expected future economic benefits from online service subscriber revenues (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). As a result, the Company believed it no longer had an adequate accounting basis to support recognizing deferred subscriber acquisition costs as an asset.

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

     As of March 31, 1997, the Company had available net operating loss carryforwards of approximately $685,000,000 for tax purposes, which will be available, subject to certain annual limitations, to offset future taxable income. If not used, these loss carryforwards will expire between 2001 and 2012. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

     Significant components of the Company's deferred tax liabilities and assets as of March 31, 1997 are as follows:


Deferred tax liabilities:
  Capitalized software costs                 $   23,005,000
     Net deferred tax liabilities            $   23,005,000

Deferred tax assets:
  Net operating loss carryforward            $  260,192,000
  Other                                           4,437,000
    Total deferred tax assets                   264,629,000
  Valuation allowance for deferred assets      (241,624,000)
    Net deferred tax assets                 $    23,005,000

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


(in thousands, except per share data)
                                                    Pro Forma
                                          Nine months       Nine months
                                         ended 3/31/97     ended 3/31/96
                                                   (unaudited)

Revenues                                   $   1,209,485       $   759,387
Income (loss) from operations                  (492,160)            23,066
Net income (loss)                              (489,090)             3,967
Earnings (loss) per share                  $      (5.17)       $      0.04


Note 7.  Legal Proceedings

     The following disclosure is provided as of the quarter ended March 31, 1997. For recent developments, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments.

     The Company is involved in various legal proceedings, including pending litigation. In February 1997, a class action lawsuit (Orman v. America Online, Inc., et al.) was filed against the Company, its officers and directors and its outside auditors alleging violations of the federal securities laws between August 10, 1995 and October 29, 1996. A shareholder derivative suit related to the Orman lawsuit has also been filed against the Company's directors in Delaware chancery court. The Company believes that it has valid defenses to all litigation pending against it, including the Orman case, and all cases against the Company are, and will continue to be, vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation.
It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of certain pending
litigation.   Management believes, however, that the ultimate outcome
of all pending litigation should not have a material adverse effect on the Company's financial position.

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

     In the quarter ended March 31, 1997, the Company recorded a charge of $5,900,000 related to a preliminary legal settlement reached with various class action plaintiffs, who had filed suit against the Company in connection with the Company's introduction of flat-rate pricing, that pertained to many of the same issues contained in the legal settlement with the State Attorneys General in the preceding paragraph. The preliminary legal settlement with the class action plaintiffs extends and expands the relief provided to qualifying subscribers under the State Attorneys General settlement.


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

The components of the provision are as follows:


Write-off of impaired assets and discontinued businesses    $  31,215,000
Severance and personnel related                                 8,734,000
Other expenses                                                  8,678,000

Total restructuring charge                                  $  48,627,000

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


Restructuring accrual at December 31, 1996     $  12,823,000
Payments                                        (  6,805,000)
Non-cash adjustments                            (  2,541,000)

Restructuring accrual at March 31, 1997        $   3,477,000



Note 9.  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share would have been $(0.05) and $0.17 for the three months ended March 31, 1997 and 1996, respectively, and $(5.16) and $0.16 for the nine months ended March 31, 1997 and 1996, respectively. The impact of SFAS No. 128 on the calculation of diluted net income per share for the aforementioned periods would not have been material. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Note 10.  Cash and Cash Equivalents

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

     Subsequent to the introduction of the Flat-Rate Plan, the Company experienced a significant increase in the average usage hours per member per month, and an attendant decrease in the average revenue per member-hour. The Company also experienced higher cost of revenues relative to total revenues. The Company plans to minimize the impact of the aforementioned changes by growing other revenues as well as decreasing costs, on a relative basis (either on a per hour basis or as a percentage of total revenues), principally through operating cost efficiencies and contract renegotiations. The relative cost decreases are expected to include such costs as the per hour costs of the Company's data network, marketing costs and other costs.

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

     Other revenues are generated primarily from advertising and electronic commerce and the provision of data network services. The growth of other revenues is important to the Company's business objectives. In the third quarter of fiscal 1997, other revenues represented approximately 15% of total revenues. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the change in its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce. The Company expects that the growth in other revenues, assuming such growth continues, will be the primary source of future profit growth, and will provide the Company with the opportunity and flexibility to fund programs designed to grow the subscriber base and meet other business objectives.

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

     The Company entered into a 40-month electronic commerce agreement in February 1997 (the "Agreement") with long distance telephone service provider Tel-Save, Inc. Under the terms of the Agreement, the Company received $100 million in cash and warrants valued at $20 million (the "minimum contract value") as consideration related to a Tel-Save product offering to the Company's subscribers. The Agreement also contains a revenue-sharing arrangement that, based upon subscriber usage levels of the Tel-Save product offering, provides the Company with an opportunity to earn in excess of the $120 million minimum contract value. The Company recognized $5.9 million in other revenues during the quarter ended March 31, 1997 pursuant to the Agreement. In the aggregate, the Company expects to recognize approximately $50 million of revenue pursuant to the Agreement during calendar year 1997, related principally to certain market exclusivities, production and development performance milestones, the prorated value of the warrants and other promotional commitments and deliverables. The Tel-Save product offering is expected to launch prior to the end of calendar year 1997. Given the evolving nature of transactions involving electronic commerce, the Company cannot predict whether electronic commerce agreements containing similar types of revenue-producing activities will become frequent in the future.


Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data network costs, costs associated with operating the data centers and providing customer support, royalties paid to information and service providers, and the costs of merchandise sold. For the three months ended March 31, 1997, cost of revenues increased from $186,238,000 to $298,774,000, or 60%, over the three months ended March 31, 1996, and increased as a percentage of total revenues from 59.6% to 66.4%. For the nine months ended March 31, 1997, cost of revenues increased from $455,019,000 to $746,368,000, or 64%, over the nine months ended March 31, 1996, and increased as a percentage of total revenues from 59.9% to 61.7%.

     The increase in cost of revenues for the three and nine month periods ended March 31, 1997 was primarily attributable to an increase in data network costs, leased equipment costs, customer support costs, the costs of merchandise sold, and royalties paid to information and service providers. Data network costs increased primarily as a result of the larger customer base and more usage by customers. Leased equipment costs increased primarily as a result of additional host computer and network equipment. Customer support costs, which include personnel and telephone costs associated with providing customer support, were higher primarily as a result of the larger customer base and network access problems encountered by subscribers upon the introduction of the Flat-Rate Plan. The costs of merchandise sold increased as a result of an increase in merchandise revenues. Royalties paid to information and service providers increased as a result of a larger customer base and more usage and the Company's addition of more service content to broaden the appeal of the AOL service. The computation of payments to information providers in the March 1997 quarter under usage-based contracts then in effect was calculated by using the average revenue per hour from the preceding quarter, the December 1996 quarter, and usage from the March 1997 quarter. The calculated average revenue per hour was reduced as a result of increased usage in the December 31, 1996 quarter relative to revenues. This decrease in rate was substantially offset by the increase in usage in the March quarter, which resulted from the availability of flat-rate pricing. In the December 1996 quarter, the computation of payments to information providers under usage-based contracts then in effect was calculated, for the months of October 1996 and November 1996, by using a $2.95 revenue rate per hour and usage from the same months. In the month of December 1996, the computation of payments to information providers under usage-based contracts was calculated by using the average revenue per hour from the preceding quarter, the September 1996 quarter, and usage from the month of December 1996.

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

Marketing and Write-off of Deferred Subscriber Acquisition Costs

     Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For the three months ended March 31, 1997, marketing expenses increased from $56,789,000 to $89,530,000, or 58%, over the three months ended March 31, 1996, and increased as a percentage of total revenues from 18.2% to 19.9%. For the nine months ended March 31, 1997, marketing expenses increased from $145,871,000 to $312,179,000, or 114%, and increased as a percentage of total revenues from 19.2% to 25.8%.

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

     For the three months ended March 31, 1997, marketing expenses, before capitalization and amortization, decreased from $145,002,000 to $89,530,000, or 38%, over the three months ended March 31, 1996, and decreased as a percentage of total revenues from 46.4% to 19.9 %. For the nine months ended March 31, 1997, marketing expenses, before capitalization and amortization, increased from $346,257,000 to $383,219,000, or 11%, and decreased as a percentage of total revenues from 45.6% to 31.7%.

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

Product Development

     Product development costs include research and development expenses and other product development costs. For the three months ended March 31, 1997, product development costs increased from $12,804,000 to $14,924,000, or 17%, over the three months ended March 31, 1996, and decreased as a percentage of total revenues from 4.1% to 3.3%. For the nine months ended March 31, 1997, product development costs increased from $28,938,000 to $41,926,000, or 45%, over the nine months ended March 31, 1996, and decreased as a percentage of total revenues from 3.8% to 3.5%. The increases in product development costs were primarily attributable to an increase in personnel costs related to an increase in the number of technical employees. The decreases in product development costs as a percentage of total revenues were primarily attributable to the substantial increases in revenues, which more than offset the additional product development costs.

General and Administrative

     For the three months ended March 31, 1997, general and administrative expenses increased from $29,973,000 to $52,276,000, or 74%, over the three months ended March 31, 1996, and increased as a percentage of total revenues from 9.6% to 11.6%. For the nine months ended March 31, 1997, general and administrative expenses increased from $74,439,000 to $136,650,000, or 84%, over the nine months ended March 31, 1996, and increased as a percentage of total revenues from 9.8% to 11.3%. The increases in general and administrative costs, and such costs as a percentage of total revenues, were principally attributable to higher office-related expenses, related to an increase in the number of employees as well as an increase in office space. This increase in office-related expenses included costs associated with certain subsidiaries which were present in the fiscal 1997 periods only, including Digital City, Inc. and INN. Additionally, there were increases in personnel costs.

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

Net Income (Loss)

     The net loss was $4,734,000 in the three months ended March 31, 1997 compared to net income of $15,127,000 in the three months ended March 31, 1996. The net loss was $487,528,000 in the nine months ended March 31, 1997, compared to net income of $13,750,000 in the nine months ended March 31, 1996. The net loss in the nine months ended March 31, 1997 included $385,221,000 for the write-off of deferred subscriber acquisition costs, a restructuring charge of $48,627,000 and a settlement charge of $24,204,000. Net income in the nine months ended March 31, 1996 included a charge of $16,981,000 for acquired research and development.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations and the sale of its capital stock. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by (used in) operating activities was $111,008,000 and $(40,396,000) in the nine months ended March 31, 1997 and 1996, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $130,229,000 and $276,559,000 in the nine months ended March 31, 1997 and 1996, respectively; an increase in other accrued expenses and liabilities of $117,197,000 in the nine months ended March 31, 1997, principally related to an increase in telecommunications accruals;
and an increase in deferred revenue of $199,303,000 in the nine months ended March 31, 1997, related to service revenues as well as an increase in prepaid advertising, which grew substantially as a result of a major advertising contract with a reseller of voice telephone services which included a $100,000,000 prepayment . Net cash used in investing activities was $95,994,000 and $60,924,000 in the nine months ended March 31, 1997 and 1996, respectively. Net cash provided by financing activities was $64,149,000 and $174,645,000 in the nine months ended March 31, 1997 and 1996, respectively. Included in financing activities was $15,000,000 in the nine months ended
March 31, 1997 representing proceeds from the sale of preferred stock in a subsidiary corporation, and approximately $139,500,000 in the nine months ended March 31, 1996 representing proceeds from a public stock offering of common stock.

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

Recent Developments

     In July 1997, the original complaint in Orman v. America Online, Inc., et al. was dismissed against all defendants. On August 11, 1997, an amended class action complaint was filed against the Company, its Chief Executive Officer and its Chief Financial Officer.

     The Company believes that it has valid defenses to all litigation pending against it, including the Orman case, and all cases against the Company are, and will continue to be, vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's results of operations or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate
unfavorable outcome of certain pending litigation.   Management believes,
however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position.

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