Form 10-K
period 1997-06-30
AMERICA ONLINE INC
filed 1997-09-29
CIK 883780

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1997
                         Commission File Number- 0-19836

                              AMERICA ONLINE, INC.
             (Exact name of registrant as specified in its charter)

                      Delaware                            54-1322110
          (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

               22000 AOL Way
               Dulles, Virginia                        20166-9323
          (Address of principal executive offices)     (zip code)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 31, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported in the New York Stock Exchange, was approximately $5.85 billion (calculated by excluding shares owned beneficially by directors, officers and stockholders owning more than 10% of outstanding stock from total outstanding shares solely for the purposes of this response).

      Number of shares of registrant's common stock outstanding as of July 31, 1997: 100,716,429.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                             PART I


Item 1.   Business

General

      America Online, Inc., including its subsidiaries ("America Online" or the "Company"), is the global leader in the interactive communications and services medium, with over $1.6 billion in revenue during fiscal 1997. The Company has the largest subscriber base of any Internet online service, with approximately
8.6 million members worldwide as of June 30, 1997, an increase of over 40% from last year. The Company generates revenues principally through membership and usage fees, as well as increasingly from other revenues, which include electronic commerce and advertising revenues. The Company offers its online services in the U.S., Austria, Canada, France, Germany, Japan, Sweden, Switzerland, and the United Kingdom and offers access to its AOL service in over 100 countries.

      The Company's mission, through its three business units, AOL Networks, AOL Studios, and ANS Communications, is to become the recognized brand leader in the development of an interactive medium that transcends traditional boundaries between people and places to create an interactive global community that holds the potential to change the way people communicate, stay informed, learn, shop and do business. To accomplish this mission, the Company's strategy is to continue to improve and expand its service offerings by incorporating new, scaleable technologies, build unique and engaging programming and content, expand investment in network capacity in order to serve existing members and support growth, and pursue related business opportunities, while maintaining technological flexibility. The Company seeks to establish America Online and AOL as recognized brand names and to build customer loyalty as a foundation for growth in subscribers and revenues.

      Through its AOL Networks unit, which oversees the Company's flagship Internet online service, the Company offers its members a broad range of original programming, features and tools through the AOL service and the AOL.com web site (http://www.AOL.com). The Company focuses on maximizing the interactive nature of its service by encouraging members to share information and ideas and provides numerous tools for members to customize the AOL service to best suit their individual and business needs. Offerings include electronic mail, Buddy Lists, Instant Messages, interactive news and magazines, entertainment, weather, sports, games, stock quotes, mutual fund transactions, online shopping, Internet access with search capabilities, software files, computing support, online classes and auditorium events, online meeting rooms and conversations (chat), and parental and mail controls. By offering a broad range of high quality Internet online products and services, AOL Networks seeks to build its subscriber base as a platform for increasing subscription and non-subscription based revenues, including from electronic commerce and advertising.

      Through its AOL Studios unit, the Company creates, invests in and builds original content for AOL and the Internet, focusing on branded properties in categories of local content, multiplayer games, entertainment, romance, sports and women. Under AOL Studios are Digital City, Inc. (owned by the Company and the Tribune Company, and providing local, community-based interactive content and services), Greenhouse Networks (a premier content developer for the mass market), WorldPlay Entertainment (expanding online games into a social entertainment experience) and AOL Ventures, Inc. (a content venture portfolio of strategic minority investments).

      ANS Communications, the Company's managed network services subsidiary, deploys access infrastructure for AOL and the Internet services industry. ANS provides large scale, high-speed network access to AOL's individual and business subscribers. ANS is a primary supplier for AOLnet, the Company's proprietary data communications network, which the Company expanded during fiscal 1997 from 143,000 modems to 350,000 modems, resulting in increased network capacity, higher speed access, and reduced per-hour data communication costs. The portfolio of AOL networks expanded during fiscal 1997 to reach approximately 1,300 cities worldwide. The Company has recently entered into an agreement with WorldCom, Inc. to sell ANS, as described below in Business -- Recent Developments.

      America Online was incorporated in Delaware on May 24, 1985. The Company's principal executive offices are located at 22000 AOL Way, Dulles, Virginia 20166-9323. Its telephone number at that address is (703) 448-8700. Its Internet address is AOL IR@aol.com, and its America Online address is AOL IR.

Products and Services

     The Company's AOL service provides subscribers with a wide variety of content, features and tools, including electronic mail, Buddy Lists, Instant Messages, bulletin boards, interactive news and magazines, entertainment, weather, sports, games, stock quotes, mutual fund transactions, online shopping, Internet access with search capabilities, software files, computing support, online classes and auditorium events, meeting rooms and conversations (chat), parental and mail controls, and more. Members use these interactive communications facilities to share information and ideas, exchange advice and socialize. It is the Company's goal to continue developing and adding new sources of information and content in support of these member activities. The range of content, features, and tools offered by America Online includes the following:

     - Online Community - America Online promotes real-time online communication by scheduling conferences or discussions on specific topics. E-mail services allow members to send messages to other members' private electronic mailboxes, or to non-subscribers via fax, U.S. mail or an international e-mail gateway. Public bulletin boards allow members to share information and opinions on subjects of general or specialized interest. With Buddy Lists, members can keep an up-to-the moment account of whether fellow members are online (subject to a blocking feature), and Instant Messenger allows members to communicate online instantaneously without having to access an electronic mailbox. America Online also offers an interactive area that serves as the center or meeting place for America Online's online member community. Members enter existing, or create their own, public or private "meeting rooms" and are able to participate in lively interactive discussions with other members. Celebrity interviews, with participation by members, take place at live "auditorium" events. Through Mail Controls, subscribers can limit who may send them e-mail and the Preferred Mail feature allows members to block e-mail from known "junk" mailers in an effort to reduce the amount of junk e-mail that a member receives.

     The Company is expanding its online community beyond the AOL service to the Internet community by making available (currently in beta) AOL Instant Messenger and Buddy Lists to Internet users as well as AOL subscribers. The AOL.com web site (http://www.AOL.com) reaches out to the Internet community by making available AOL NetFind, an Internet search and ratings tool, to Internet users.

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

     - News - America Online offers a broad range of information on current events with analysis in areas of domestic and international politics, business, weather, sports, and entertainment. America Online also provides a search capability which enables members to scan the news wires quickly to locate stories of interest and permits members to receive stories of interest on an ongoing basis into their electronic mailboxes.

     - Personal Finance - Through the Personal Finance channel, members have access to expert business analysis, stock, bond and commodity prices, information on companies, industries and markets, and investing and transaction services. For example, through content partnerships, America Online offers subscribers a discount stock brokerage system to place trades and the ability to track up-to-date personalized portfolio values. The AOL Banking Center offers home banking services, including bill payment, account review, and funds transfer, provided by over 20 financial institutions, and the Mutual Fund Center provides reference and educational information, prospectus and product information, applications and the ability to conduct mutual fund transactions and to access accounts 24 hours a day.

     - Shopping - In the AOL Shopping Channel, members have the ability to shop online 24 hours a day at over 45 stores, including 1-800-FLOWERS, Barnes & Noble, Lands' End, JC Penney, The Body Shop, Starbucks Coffee, Omaha Steaks, Eddie Bauer, Hickory Farms, FAO Schwarz, Godiva, Hallmark, Sharper Image, and American Greetings. During fiscal 1997, the Company agreed to make CUC International Inc. an anchor tenant in the AOL Shopping Channel providing AOL subscribers, after launch, with easy access to membership-based discount clubs in a wide range of consumer categories, from clothing and accessories to retail videos and software. The AOL service has implemented the AOL Certified Merchants Program, under which participating merchants agree to abide by customer service criteria, and the AOL Guarantee, which covers up to $50 of the credit card deductible for fraudulent purchases, in order to improve customer satisfaction and to encourage repeat business. Shopping opportunities also are available throughout the different content areas on the AOL service. Outside of its Shopping Channel, the Company has begun to offer shopping opportunities to the Internet through a partnership with Amazon.com, the leading online bookseller.

     - Travel - In the AOL Travel channel, subscribers can check availability, compare prices and purchase airline tickets and vacation packages, and make hotel and rental car reservations. The Travel channel also provides destination profiles, including maps and information on weather, currency, culture, history, and current events.

     - Sports - The AOL Sports channel informs and entertains members with college and professional sports scores, statistics, events coverage and analysis. Members also have available to them sports fantasy games and contests, shopping opportunities and chat.

     - Entertainment - In the Entertainment Channel, members learn about the latest events in the entertainment industry, including television, movies and the performing arts. Critics' reviews, celebrity photos, local movie listings, gossip columns, and articles from George and Entertainment Weekly are some highlights of this area.

     - Games - The Games channel features online game shows, murder mysteries, trivia and fantasy role-playing games and sports games. Players can move among games, participate in sponsored tournaments, contests and other organized activities and socialize with other players or spectators. The Company, through WorldPlay Entertainment (acquired by the Company as the ImagiNation Network, Inc., doing business as WorldPlay Entertainment), has recently begun to offer premium games in categories of puzzle & board, cards, strategy & action and adventure, for which subscribers pay $1.99 per hour in addition to the regular membership fee and usage charges.

     - Children's Programming and Parental Controls - The AOL service offers content directed to children on the Kids Only Channel and throughout the service through relationships with Nickelodeon, Marvel Comics, the Cartoon Network and others. Through Parental Controls, parents can limit the level of access from the AOL service to features and content on AOL and the Internet. Parents have three levels of access to choose from: adult, teen or child (for children up to age 12). Parental Controls also allow parents to limit their children's AOL e-mail, Instant Messages, downloads, and chat. In an effort to protect children's interests, the Company, its subsidiary Digital City, Inc. and the National Center for Missing and Exploited Children launched a program in July 1997 to post emergency alerts with photos of and information on missing children that are the subject of local or national searches.

      - Internet Access and Service - The Company provides members with simple access to and use of the Internet through integrated World Wide Web access within the AOL service. The integrated approach allows the user to seamlessly use the full suite of AOL features, including chat and e-mail, while exploring the Internet, all under America Online's standard pricing structures. In addition, America Online has incorporated advanced high-speed compression technology developed by the Johnson-Grace Company (acquired by the Company in January 1996), into the browser to improve Web access speed and graphic display performance. America Online's Internet capabilities also include e-mail gateways and mailing lists, USENET Newsgroups, file transfer protocol (FTP) and WAIS and Gopher databases. In addition, the Company has formed alliances with AT&T, Microsoft, Netscape, and Apple to increase brand recognition in different markets and to offer AOL customers high-quality Internet technology and tools and interactive programming.

      The Company launched its web site, AOL.com (http://www.AOL.com) in October 1995, where Internet users (who may not be AOL members) can use some of the same tools available to AOL members, including AOLNetFind, an Internet search tool that also rates Internet content, and Buddy Lists and Instant Messenger (currently in beta), which allow Internet users to see their friends and families online and to communicate real-time with them.

      - Local Content - The Company's subsidiary, Digital City, Inc., provides interactive content and services for and about local communities on the America Online Service and on the Worldwide Web. Digital City has a network of distinct local offerings in 14 major U.S. cities, including Atlanta, Boston, Chicago, Dallas, Denver, Hampton Roads (VA), Los Angeles, Minneapolis, Orlando, Philadelphia, San Diego, San Francisco, South Florida, and Washington, D.C. and reaches over two million consumers per month. Digital City plans to expand to a total of 21 major cities and has commenced the launch of its Web guides for these and 29 other major cities throughout the United States. Digital City's interactive product offers users original and third party local news, sports, weather and other information, a local guide service with directory and classified listings, and a forum for exchanging information, opinions and ideas. Digital City, Inc. is owned by Digital City LLC. The Company owns a majority ownership interest in that entity, and the Tribune Company owns the remaining interest.

      AOL Studios creates, markets and distributes original interactive titles, properties and new channels on the AOL service and the World Wide Web, and provides programming for AOL Networks and for other Internet access providers through its business units and subsidiaries. Greenhouse Networks, a division of the Company, is a content developer for the mass market; Digital City, Inc. provides local, community-based interactive content and services, and WorldPlay Entertainment (a wholly-owned subsidiary of the Company, ImagiNation Network, Inc. doing business as WorldPlay Entertainment) expands online games into a social entertainment experience; and AOL Ventures, Inc., a wholly-owned subsidiary of the Company, is a content venture portfolio of strategic AOL minority investments.

      In addition to the content currently available on its online service, America Online continues to add informative content through its strategic alliances with information providers as well as through joint ventures with major media companies. For example, the Company has formed alliances with ABC Sports, Capital Cities/ABC Inc., Newsweek, The New York Times, Warner Brothers Online, and Hachette Filipacchi Magazines to add original content and interactive programming.

Advertising Sales and Electronic Commerce

      An important component of the Company's business strategy is to increase non-subscription based revenues, including from advertising sales and transaction fees associated with electronic commerce, and sale of merchandise, which the Company believes are increasingly important to its growth and success. The Company continues to establish a wide variety of relationships with advertising and electronic commerce partners in order to grow its non-subscription based revenues and to provide AOL subscribers with access to a broad selection of competitively priced, easy to order products and services.

      Advertising and electronic commerce revenues are an important part of the Company's non-subscription based revenues. The Company offers its advertising and electronic commerce partners certain marketing and promotional opportunities and in return seeks cash payments, the opportunity for revenue sharing, and competitive pricing and online conveniences for AOL subscribers. During fiscal 1997, the Company entered into agreements containing these features with Tel-Save Holdings, Inc., CUC International Inc., and 1-800-FLOWERS. For example, under the agreement with Tel-Save Holdings, Inc., Tel-Save will be the exclusive provider of consumer long-distance telecommunications services to be marketed to AOL members by the Company on the AOL service. The Company received $100 million in cash, and the parties have a revenue sharing arrangement that, based upon subscriber usage levels of the Tel-Save product offering, provides the Company with an opportunity to earn additional revenues. The agreement also provides for a warrant to America Online to purchase Tel-Save common stock. Tel-Save will offer AOL subscribers competitive pricing and the convenience of online billing. The Company has entered into numerous other relationships with advertisers and online merchants to promote their goods and services within the AOL Shopping Channel (see Business -- Products and Services -- Shopping) or elsewhere on the AOL service, including the following advertisers and merchants: American Express, Barnes & Noble, Charles Schwab, JC Penney, and
Reebok.   With its   agreement  with  Amazon.com,  Inc.,  the  Company  has
begun  to   extend opportunities for advertising and electronic commerce beyond the AOL service to AOL's Internet-based properties. The Company seeks to continue to expand the scope and number of, and revenues from, its relationships with advertisers and electronic commerce partners.

      The Company offers for sale to AOL subscribers a number of computer and Internet online goods and services, including hardware and software products and books, and AOL logo merchandise. The Company promotes its merchandise principally by means of promotional "pop-up" screens and makes its merchandise available in online stores, including in various channel stores and in specialized seasonal or other targeted shops. The Company plans to continue to expand its opportunities for merchandise sales in the future.

Network Services

      America Online employs a diversified portfolio approach in designing, structuring and operating its network services. America Online manages AOLnet, a network of third party network service providers, including Sprint Corporation, ANS Communications, Inc. ("ANS"), a wholly-owned subsidiary of America Online, and BBN Corporation, a part of GTE Internetworking. The Company's previous network system prior to December 1995 relied predominantly on a single network provider. AOLnet offers members in North America approximately 880 local telephone numbers in approximately 571 cities at speeds up to 28.8 kbps (kilobits per second). AOL Globalnet offers access in approximately 305 cities in 102 countries. In total, America Online, through all of its network services, offers its subscribers worldwide over 1600 local telephone numbers in approximately 1,300 cities in more than 100 countries. The ANS backbone network, which supports America Online's access to the Internet and a significant portion of AOLnet, is among the largest and fastest public data networks in the world. Through the expansion of the AOL network services during fiscal 1997 from 143,000 to 350,000 modems, the service grew, at peak, to permit over 384,000 simultaneous users, the exchange of up to 15 million e-mail messages a day and up to 116 million Instant Messages a day. The Company has recently entered into an agreement to sell ANS, as described below in Business -
- Recent Developments.

Marketing and Distribution

      The goals of the Company's marketing programs are to attract and retain members. The Company seeks to build brand recognition and member loyalty and to
make it easy for consumers to try, and subscribe to, the AOL service.   The
Company builds its brand name through a broad array of programs and strategies, including broadcast advertising campaigns, direct mail, magazine inserts, and
increasingly from co-marketing, cross-promotion and bundling  agreements.   The
Company has entered into co-marketing agreements with certain of its media partners and with affinity groups and associations to market directly to and cater to the needs of specific audiences, and has pursued cross-promotional opportunities through expanding existing, and establishing new, partnerships. Examples include agreements with ABC Sports, CBS SportsLine, CUC International Inc., Tel-Save Holdings, Inc., and 1-800-Flowers, that provide for the Company and its partners to jointly market, promote and advertise their products and services. Additionally, AOL has been preinstalled on nearly all leading personal computers for the consumer market, including those offered by Apple, Compaq, Dell, Gateway 2000, HP, IBM, Packard Bell, and Toshiba, and can be accessed through an icon on the Windows 95 and Apple Macintosh desktops and through Internet service providers such as the AT&T WorldNet service. The Company's marketing strategy is expected to place a greater emphasis on these cost-effective bundling agreements. Although the Company will continue to market its products via direct mail programs, such programs are expected to be more cost-efficient, as they will be directed to more narrowly targeted consumer groups.


     America Online utilizes specialized retention programs designed to increase customer loyalty and satisfaction and to maximize customer subscription life. These retention programs include regularly scheduled online events and conferences; the regular addition of new content, services and software programs; and online promotions of upcoming online events and new features. The Company also provides a variety of support mechanisms such as online support and telephone customer support services. The Company believes that the adoption of flat-rate pricing will lead to increased subscriber acquisition and retention rates as compared to rates achieved prior to flat-rate pricing.

     America Online offers the following pricing alternatives for its AOL service: (1) a standard monthly membership fee of $19.95, with no additional hourly charges; subscribers can also choose to prepay for one year in advance at the monthly rate of $17.95; (2) an alternative offering three hours for $4.95 per month, with additional time priced at $2.50 per hour; and (3) an alternative offering of $9.95 per month for unlimited use -- for those subscribers who already have an Internet connection and use this connection to access the AOL service only. The Company has introduced premium games services, for which members pay $1.99 per hour (after any free hours offered under promotional programs) in addition to the regular monthly membership fee and hourly usage charges. Consumers can obtain the AOL software and a free trial membership at major software retailers and bookstores, or by calling 1-800-827-6364.

International Expansion

       America Online has forged significant partnerships with leading international companies to create a global community of interactive services. The Company's international strategy is to provide consumers with local services in key international markets featuring local language, local content, marketing and community. Each of these services is marketed under the AOL brand name and provides seamless access to the U.S. and other international services to extend the AOL community worldwide. Central to the Company's strategy has been the formation of strategic alliances with strong international partners and the provision of high speed 28.8 kbps (kilobits per second) access for all members of international services. In addition, U.S. and global subscribers can access selected content and communities offered on the Company's other global services via the AOL International Channel, which is a convenient gateway featured on the new version AOL 3.0.

      America Online intends to continue to expand its global services through joint ventures and on its own, capitalizing on the growth of consumer personal computer ownership in key world markets. For AOL international subscribers traveling outside of their home countries, the Company will continue the expansion of international access to its services through its AOL Globalnet network and AOL international country networks, which currently provide access in more than 100 countries worldwide.

     Europe

     America Online, through a joint venture with Bertelsmann AG, one of the world's largest media companies, has launched the AOL service in France, Germany, and the United Kingdom. Each of these services provides European consumers with local content and communities via local access networks and is interconnected with the other AOL services. AOL also provides the U.K. service to consumers in Sweden, and the German service to consumers in Switzerland and Austria. Through this strategic partnership, the Company plans to extend these services into additional markets throughout Europe. The joint venture, AOL Europe, consists of Bertelsmann and America Online each owning 50%, except in Germany, where Axel Springer Verlag, Germany's largest newspaper publisher, holds a 10% equity participation. Bertelsmann is a minority stockholder in America Online with approximately a 3% stake, representing an initial investment of approximately $54 million, and has designated Dr. Middelhoff a member of the Company's Board of Directors.

     Canada

     AOL  Canada  features  local  Canadian content  and  services,  and  offers
Canadian members localized client software, thirteen channels of Canadian content and billing in Canadian dollars. The service also provides message boards, discussion forums, e-mail, and easy access to the Internet through an integrated Web browser. AOL Canada's key partners include Citytv, a broadcaster and program producer; MuchMusic, Canada's first national music television channel; Shift Magazine, a Canadian publication in media, entertainment and technology; Green Line Investor Services, a division of TD Securities and Canada's largest discount broker; and Reuters Online Canada (ROC), a 24-hour a day multimedia online news service from the world's leading news and financial information company.

     Japan

     In April 1997, America Online launched AOL Japan through a partnership with Mitsui & Co., one of the world's largest international trading companies, and Nihon Keizai Shinbun (Nikkei), a leading Japanese media company and a primary business-information source for Japanese executives. AOL Japan offers interactive consumer services in Japan with a broad range of localized Japanese language content.

     The joint venture, AOL Japan, Inc., consists of Mitsui & Co. owning 40%, Nikkei 10% and America Online 50%. Mitsui and Nikkei contribute experience and credibility in the Japanese market, as well as the equivalent of approximately $52 million (in yen) to fund the launch of the Japanese service. America Online brings to the venture its leadership in developing, managing, and executing interactive online services in the U.S. and Europe.

AOL Technologies

      AOL Technologies, a business unit under AOL Networks, is responsible for delivering research, development, and network/data center operations to the other America Online divisions, technology licensees and joint venture partners. This group is also responsible for the Company's billing functions. The Company has developed a flexible, scaleable architecture that enables America Online to rapidly embrace new opportunities and to operate services at a relatively low cost.

      Today America Online supports a variety of software platforms, hardware devices and conduits for delivery of the service. Software platforms include primarily Windows (3.1 and `95) and Macintosh. The Company is upgrading AOLnet to support x2 and k56flex, which are the two competing standards for high speed access, and is investing in the development of alternative technologies to deliver its services, including cable modems, DSL access, and future ISDN and wireless technologies.

Competition

     The  Company  competes in the highly competitive businesses of  online  and
Internet services, advertising and electronic commerce. Online services and Internet service providers, including CompuServe Corporation, the Microsoft Network and Prodigy Services Company and various national and local independent Internet service providers, such as NETCOM On-Line Communication Services, Inc., as well as long distance and regional telephone and cable companies, including, among others, AT&T Corp., MCI Communications Corporation and various regional Bell operating companies, @Home Network, and WebTV currently compete with the Company for both subscribers and for advertising and electronic commerce revenues. The Company also competes for advertising and electronic commerce revenues with major Web sites operated by search services and other companies such as Yahoo! Inc., Netscape Communications Corporation, Infoseek Corporation, CNET, Inc., Lycos, Inc., and Excite, Inc., and media companies such as The Walt Disney Company and Time Warner Inc. The Company has recently entered into an agreement with WorldCom, Inc. to acquire the CompuServe Corporation's online services businesses, as described below in Business -- Recent Developments.

      Some of the present competitors and potential future competitors of the Company may have greater financial, technical, marketing and/or personnel resources than the Company. America Online believes the principal competitive factors in the online and Internet services industries include, with respect to competition for subscribers, product features and performance quality, ease of use, access to distribution channels, strategic alliances, brand recognition, reliability and price, and with respect to advertising and electronic commerce revenues, numbers of visitors to an online or Internet site, duration and frequency of visits, and demographics of visitors. America Online believes that it currently competes effectively in these areas. For example, the Company works continually to upgrade its service and content offerings, has expanded its AOL.com web site and has introduced AOL NetFind, an Internet research and navigation tool for AOL subscribers and Internet users.

Employees

      As of June 30, 1997, America Online had 7,371 employees. America Online believes that its relations with its employees are good. None of America Online's employees is represented by a labor union, and America Online has never experienced a work stoppage.

Proprietary Rights

     America Online relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products. America Online distributes its products under agreements that grant members a license to use America Online's products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of America Online's products. In addition, America Online attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. America Online has also filed for several patents for technology relating to the Internet and online industry. Although America Online intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

     America Online seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. America Online also has obtained federal trademark registration of the name America Online, AOL and the Company's triangle design logo and has trademark rights to many other proprietary names including, Digital City, AOL Instant Messenger, AOLnet, Buddy List, and Instant Message.

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

Regulatory Environment; Public Policy

     In the United States and most countries in which the Company conducts its major operations, the Company is not currently subject to direct regulation other than pursuant to laws applicable to businesses generally. Adverse changes in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States or in Europe could have a material adverse effect on the Company's business. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of content regulation, consumer protection, intellectual property, privacy, electronic commerce, and taxation, among others, are now under consideration. The Company is unable at this time to predict which, if any, of such proposals may be adopted and, if adopted, whether such proposals would have an adverse effect on the Company's business.

     Moreover, the manner in which existing domestic and foreign laws will or may be applied to online service and Internet access providers is uncertain, as is the effect on the Company's business given different possible applications. The Company is unable to predict the effect on the Company should that Directive be applied to prevent export of data from Europe to the United States, Similarly, the Company is unable to predict the effect on the Company from the potential future application of various domestic and foreign laws governing content, export restrictions, privacy, export controls on encryption technology, tariffs and other trade barriers, intellectual property and taxes.

      The Company is seeking to educate industry, government and representatives of public interest groups on the benefits to society of the new interactive services medium and of the greater likelihood of society's achieving those benefits through the approach outlined above. In the Company's view, such an approach will provide a greater acceptance of the medium by consumers around the world and a more favorable environment for the acceptance of the Company's products and services. Some of the issues the Company is focusing on are the protection of privacy, prosecution of online crimes, safeguarding of children, enhancement of online security, education and learning, online community activities, fostering citizen and parental education and involvement and protection of intellectual property. The Company is unable at this time to predict whether its approach will be adopted by government and whether the positive regulatory environment being sought by this approach will be forthcoming.

Recent Developments

      On September 7, 1997, America Online entered into a Purchase and Sale Agreement (the "Agreement") by and among America Online, ANS Communications, Inc., a Delaware corporation and a wholly-owned subsidiary of America Online ("ANS"), and WorldCom, Inc., a Georgia corporation ("WorldCom"), pursuant to which America Online agreed to transfer to WorldCom its ANS subsidiary and WorldCom agreed to transfer to America Online all of the online services businesses of CompuServe Corporation, a Delaware corporation ("CompuServe"), and $175 million in cash, subject to certain adjustments (the "Purchase and Sale"). Consummation of the Purchase and Sale is subject to the satisfaction of certain conditions, including, among others, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and any foreign competition law or similar law, the receipt of other required regulatory approvals, and the absence of certain adverse changes. Consummation of the Purchase and Sale is also subject to the consummation of WorldCom's acquisition of CompuServe pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated September 7, 1997, by and among H&R Block, Inc., a Missouri corporation ("H&R Block"), H&R Block Group, Inc., a Delaware corporation, a wholly-owned subsidiary of H&R Block and the majority shareholder of CompuServe, WorldCom, and Walnut Acquisition Company, L.L.C., a Delaware limited liability company which is wholly-owned by WorldCom. The closing of the Purchase and Sale is expected to occur on or before March 1, 1998, as soon as practicable after the satisfaction of the foregoing conditions.

      The Agreement provides that upon closing of the Purchase and Sale, the Company, WorldCom, and ANS will enter into a Master Agreement for Data Services, and that the Company, UUNET Technologies, Inc. and CompuServe will enter into a Network Services Agreement, each with an initial term to end in December 2002, subject to extension by the Company in certain circumstances
(together, the "Network Agreements").   The Network Agreements provide for
the Company to receive Internet access, additional modems for the Company's dial-up member access network, network and modem maintenance and operations services, and capacity on the CompuServe network in consideration for certain minimum commitments and fees in amounts to be based on certain factors.

Item 2.   Properties

      America Online holds various properties at and near the Company's headquarters facilities and under terms as set forth in the following chart and holds various properties in other locations as described below:

LOCATION         SIZE                 OWN/LEASE     PURPOSE

Dulles, VA       300,000 sq. ft.      Lease(1)       Corporate Headquarters

Vienna, VA       100,000 sq. ft.      Lease          Office Space

Vienna, VA        28,000 sq. ft.      Lease          Office Space

Vienna, VA       170,000 sq. ft.      Lease          Office Space

Reston, VA       265,000 sq. ft.      Own            Technology Center

Herndon, VA       44,000 sq. ft.      Lease          Customer Support

Washington, DC     3,923 sq. ft.      Lease          Office Space

_____________
(1) Following a series of transactions, in May 1996, the Company leased from a limited partnership approximately 78 acres of unimproved land and approximately 39 acres of improved land for use as the Company's headquarters facilities. The initial five-year term of the lease is non-cancelable. After the initial term, the Company may purchase the property or arrange for the purchase of the property by a third party and terminate the lease.


      The Company leases office space in the following United States locations for Customer Call Centers: Tucson, AZ; Jacksonville, FL; Albuquerque, NM; Oklahoma City, OK; and Ogden, UT. In addition, the Company leases office space in the following United States locations: Scottsdale, AZ; Burlingame, CA; Culver City, CA; Irvine, CA; Oakhurst, CA; San Francisco, CA; San Mateo, CA; Santa Barbara, CA; Chicago, IL; Needham, MA; and New York, NY. Digital City, Inc. and ANS Communications, Inc., subsidiaries of the Company, lease office space in the United States locations where they have established their services.

      The Company also leases office space in the following international locations: London, England; Paris, France; Hamburg, Germany; Dublin, Ireland; Rehovot, Israel; Tokyo, Japan; West Toronto, Ontario; and Baar, Switzerland.

Item 3.   Legal Proceedings

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


Item 4.   Submission of Matters to a Vote of Security Holders

     Not Applicable.


                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Market Price of Common Stock

      The following table sets forth the range of high and low sale prices for the Company's common stock:

     For the quarter ended:       High        Low

     September 30, 1995          $37.25     $21.38
     December 31, 1995            46.25      28.25
     March 31, 1996               60.00      32.75
     June 30, 1996                71.00      36.63
     September 30, 1996           46.50      24.50
     December 31, 1996            44.25      22.38
     March 31, 1997               48.00      31.75
     June 30, 1997                62.13      41.75

      The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

      As of September 3, 1997, the approximate number of stockholders of record of Common Stock was 2,670. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Exchange Information

      The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AOL."

      Options on the Company's stock are traded on the Chicago Board Options Exchange, the American Stock Exchange, and the Pacific Stock Exchange.

Recent Sales of Unregistered Securities

      On April 30, 1997, Asylum, Inc., a wholly-owned subsidiary of the Company, acquired LightSpeed Media, Inc. in exchange for the issuance of 16,725 shares of Company Common Stock and $850,000 in cash. The transaction was a private placement to five purchasers and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

     On May 16, 1997, the Company sold 362,500 shares of Company common stock to Legg Mason Value Trust for an aggregate offering price of $16,353,281, including an underwriting commission of $163,533 to Alex Brown & Sons Incorporated. The transaction was a private placement to an accredited investor and exempt from registration pursuant to Rule 506 of Regulation D.

Item 6.   Selected Financial Data

Selected Consolidated Financial and Other Data
(Amounts in thousands, except per share data)

                                                 Year Ended June 30,
                                   1997        1996       1995     1994     1993
Statement of Operations Data:
Online service revenues        $1,429,445   $ 991,656 $ 344,309 $ 98,497  $ 37,648
Other revenues                    255,783     102,198    49,981   17,225    14,336
Total revenues                  1,685,228   1,093,854   394,290  115,722    51,984

Income (loss) from operations    (505,646)     65,243   (21,449)   4,176     1,702
Income (loss) before             (499,347)     29,816   (35,751)   2,154       246
   extraordinary item
Net income (loss) (1)            (499,347)     29,816   (35,751)   2,154     1,379
Income (loss) per common
    share:
Income (loss) before             $  (5.22)    $  0.28  $  (0.51) $  0.03   $     -
   extraordinary item
Net income (loss)                $  (5.22)    $  0.28  $  (0.51) $  0.03   $  0.02
Weighted average
shares outstanding                 95,607     108,097    69,550   69,035    58,572


                                                      As of June 30,
                                   1997       1996       1995       1994    1993
Balance Sheet Data:
Working capital (deficiency)    $(230,997) $ (22,848)    $  271   $38,679  $10,498
Total assets                       846,688    958,754   405,413   155,178   39,279
Total debt                          51,899     22,519    21,856     9,341    2,959
Stockholders' equity               128,034    512,502   216,812    98,802   23,785


Other Data (at fiscal year end):
Worldwide members                    8,636      6,198     3,005       903      303


(1) Net loss in the fiscal year ended June 30, 1997, includes charges of approximately $385.2 million for the write-off of deferred subscriber acquisition costs, approximately $48.6 million for a restructuring charge, approximately $24.2 million for legal settlements and approximately $24.5 million for contract termination charges. Net income in the fiscal year ended June 30, 1996, includes charges of approximately $17.0 million for acquired research and development, $8.0 million for the settlement of a class action lawsuit, and approximately $0.8 million for merger expenses. Net loss in the fiscal year ended June 30, 1995, includes charges of approximately $50.3 million for acquired research and development and approximately $2.2 million for merger expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company generates two types of revenues, online service revenues and other revenues. Online service revenues are generated by customers subscribing to the Company's online services. Other revenues are non-subscription based and are generated from the Company's base of subscribers as well as businesses. Other revenues include electronic commerce and advertising revenues, which consist of the sale of merchandise, advertising and related revenues, and transaction fees associated with electronic commerce, as well as other revenues, which consist primarily of data network service revenues.

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

     Effective December 1, 1996, the Company began offering several pricing alternatives to the AOL service aimed at providing price points for a wide range of consumers. These pricing alternatives are as follows:

* A standard monthly membership fee of $19.95, with no additional hourly charges (the "Flat-Rate Plan"). Subscribers can also choose to prepay for one year in advance at the monthly rate of $17.95.

* An alternative offering three hours for $4.95 per month, with additional time priced at $2.50 per hour.

* An alternative offering of $9.95 per month for unlimited use - for those subscribers who already have an Internet connection and use this connection to access AOL.

     Prior to December 1, 1996, the Company's standard monthly membership fee for its AOL service, which included five hours of service, was $9.95 per month, with a $2.95 hourly fee for usage in excess of five hours per month. Existing members at December 1, 1996, could retain the $9.95 / five hour pricing upon request. For the period July 1, 1996 through November 30, 1996, the Company also offered a pricing plan which included 20 hours of service for $19.95 per month, with a $2.95 hourly fee for usage in excess of 20 hours per month (the "Value Plan"). The Value Plan was discontinued upon the availability of the Flat-Rate Plan on December 1, 1996.

     As a result of the introduction of the Flat-Rate Plan as detailed above, the Company's Internet service, Global Network Navigator ("GNN"), was discontinued. The Company had launched GNN in October 1995.

     Subsequent to the introduction of the Flat-Rate Plan, the Company experienced a significant increase in average monthly subscriber usage, and an attendant decrease in the average revenue per member-hour. The Company also experienced higher cost of revenues relative to total revenues. The Company plans to minimize the impact of the aforementioned changes by growing other revenues as well as decreasing costs, on a relative basis (either on a per-hour basis or as a percentage of total revenues), principally through network and operating cost efficiencies.

     An important component of the Company's business strategy is an increasing reliance on other revenue sources including the sale of merchandise, advertising and related revenues, and transaction fees associated with electronic commerce. The Company recognizes that this reliance on other revenue sources carries a higher degree of business risk than do the other strategy factors described below, which are more directly within the Company's control. Another important factor in the Company's business strategy is the further reduction of the costs of operating the Company's data network, on a per-hour basis, through the continuing build-out and efficient traffic management of AOLnet, the Company's TCP/IP network. The Company also anticipates marketing expenses as a percentage of revenues to be lower than they were in fiscal 1997 (absent the effects of capitalization and amortization), primarily as a result of the improved value proposition offered by flat-rate pricing, which is expected to provide improved subscriber acquisition and retention rates, as compared to rates achieved prior to flat-rate pricing. The Company's marketing strategy is expected to place a greater emphasis on cost-effective bundling agreements, whereby the Company's product is widely distributed with new personal computers and other peripheral computer equipment. Although the Company will continue to market its products via direct mail programs, such programs are expected to be more cost-efficient, as they will be directed to more narrowly targeted consumer groups.

     The growth of other revenues is important to the Company's business objectives, as they provide an important contribution to the Company's operating margins. In fiscal 1997, other revenues represented approximately 15% of total revenues, compared to approximately 9% in fiscal 1996. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the change in its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce. The Company expects that the growth in other revenues, assuming such growth continues, will be the primary source of future profit growth, and will provide the Company with the opportunity and flexibility to fund the costs associated with flat-rate pricing as well as programs designed to grow the subscriber base and meet other business objectives. Other revenues are generated primarily from electronic commerce and advertising, and include the sale of merchandise by the Company (principally computer hardware and software and AOL merchandise), as well as fees received from the sale of advertising, fees received from companies who market their products through the AOL service, and commission fees associated with the Company's co-branded VISA credit card. Advertising revenues are expected to grow in importance as the Company is able to leverage its large and growing subscriber base. The Company is able to offer its advertising partners a variety of customized programs, which may include guaranteed numbers of impressions and select sponsorship of particular online areas for designated time periods. In the past, electronic commerce revenues earned from companies who marketed their products on the AOL service were generally commission-based. In the future, the Company anticipates that a higher proportion of these types of revenues will be derived from fixed fees charged to these merchants, rather than being based on transaction levels. As merchants realize the value of reaching the Company's large subscriber base, the Company expects to earn additional revenues by offering selected merchants exclusive rights to market their particular class of goods or services within the Company's online service.

     The Company's operating margin declined in fiscal 1997, driven by the impact of the Company's switch to flat-rate pricing in December 1996 and a concomitant dramatic increase in member usage. Average monthly subscriber usage in the first quarter of fiscal 1997, the last quarter before the introduction of flat-rate pricing, was approximately 7 hours. In the fourth quarter of fiscal year 1997, average monthly subscriber usage had increased to approximately 18 hours. Due to the lack of historical operating experience under a flat-rate pricing structure, the Company is unsure whether these usage statistics will continue to trend upward. If usage trends continue to increase, further pressures on operating margins may result. The impact of increased usage on operating margins, if it occurs, could be offset, in whole or in part, by increases in other revenues, increased data network operating efficiencies, reductions in marketing expenses, or other factors.

     The Company competes in the highly competitive businesses of online and Internet services, advertising and electronic commerce. Online services and Internet service providers, including CompuServe Corporation, the Microsoft Network and Prodigy Services Company and various national and local independent Internet service providers, such as NETCOM On-Line Communication Services, Inc., as well as long distance and regional telephone and cable companies, including, among others, AT&T Corp., MCI Communications Corporation and various regional Bell operating companies, @Home Network, and WebTV currently compete with the Company for both subscribers and for advertising and electronic commerce revenues. The Company also competes for advertising and electronic commerce revenues with major Web sites operated by search services and other companies such as Yahoo! Inc., Netscape Communications Corporation, Infoseek Corporation, CNET, Inc., Lycos, Inc., and Excite, Inc., and media companies such as The Walt Disney Company and Time Warner Inc. The Company has recently entered into an agreement with WorldCom, Inc. to acquire the CompuServe Corporation's online services businesses, as described in Note 16 of the Notes to Consolidated Financial Statements. Some of the present competitors and potential future competitors may have greater financial, technical, marketing and/or personnel resources than the Company. The Company believes the principal competitive factors in the online and Internet services industries include, with respect to competition for subscribers, product features and quality, ease of use, access to distribution channels, strategic alliances, brand recognition, reliability and price, and with respect to advertising and electronic commerce revenues, numbers of visitors to an online or Internet site, duration and frequency of visits, and demographics of visitors. The Company believes that it currently competes effectively in these areas. The competitive environment could have the following effects: require the Company to implement new pricing programs that could result in lower prices and increased spending on marketing, network capacity, content procurement and product development; limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limit its ability to develop new products and services; limit the Company's ability to grow its subscriber base; result in increased attrition in the Company's subscriber base; and negatively impact the Company's ability to meet its business objective of changing its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce. Any of the foregoing events could have an impact on revenues and result in an increase in costs as a percentage of revenues. These factors may have a material adverse effect on the Company's financial condition and operating results.

Results of Operations

Fiscal 1997 Compared to Fiscal 1996

Online Service Revenues

     For fiscal 1997, online service revenues increased from $991,656,000 to $1,429,445,000, or 44%, over fiscal 1996. This increase was primarily attributable to a 53% increase in the quarterly average number of AOL North American subscribers for fiscal 1997, compared to fiscal 1996, offset by a 6% decrease in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber decreased from $17.96 in fiscal 1996 to $16.87 in fiscal 1997. This decrease was principally attributable to the availability of the Value Plan from July 1996 through November 1996, and the Flat-Rate Plan beginning in December 1996.

Other Revenues

     Other revenues, consisting principally of electronic commerce and advertising revenues, as well as data network service revenues, increased by 150%, from $102,198,000 in fiscal 1996 to $255,783,000 in fiscal 1997. This increase was primarily attributable to an increase in electronic commerce and advertising revenues, driven primarily by increases in the sale of merchandise and more advertising on the Company's online service. Merchandise sales increased by 152% from $43,418,000 in fiscal 1996 to $109,320,000 in fiscal 1997, reflecting the impact of an expanded number of products offered for sale to the Company's larger membership base. Advertising and electronic commerce transaction fees increased by 532%, from $12,436,000 in fiscal 1996 to $78,645,000 in fiscal 1997. During the year additional companies entered into advertising and marketing agreements with the Company, as the Company expanded its inventory of available advertising and was able to deliver larger audiences to its advertising partners due to the growth in the membership base. The Company's co-branded VISA credit card, first introduced during fiscal 1997, generated $18,967,000 in revenues during the year.

     The Company entered into a 40-month electronic commerce agreement in February 1997 (the "Agreement") with long distance telephone service provider Tel-Save, Inc. Under the terms of the Agreement, the Company received $100 million in cash and warrants valued at $20 million (the "minimum contract value") as consideration related to a Tel-Save product offering to the Company's subscribers. The Agreement also contains a revenue-sharing arrangement that, based upon subscriber usage levels of the Tel-Save product offering, provides the Company with an opportunity to earn in excess of the $120 million minimum contract value. The Company recognized $24,100,000 in other revenues during the fiscal year ended June 30, 1997, pursuant to the Agreement. In the aggregate, the Company expects to recognize approximately $50 million of revenue pursuant to the Agreement during calendar year 1997, related principally to certain market exclusivities, production and development performance milestones, the prorated value of the warrants and other promotional commitments and deliverables. The Tel-Save product offering is expected to launch prior to the end of calendar year 1997. Given the evolving nature of transactions involving electronic commerce, the Company cannot predict whether electronic commerce agreements containing similar types of revenue-producing activities will become frequent in the future.

Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data network costs, costs associated with operating the data centers and providing customer support, royalties paid to information and service providers, the costs of merchandise sold, and product development amortization expense.
For fiscal 1997, cost of revenues increased from $638,025,000 to $1,040,762,000, or 63%, over fiscal 1996, and increased as a percentage of total revenues from 58.3% to 61.8%.

     The increase in cost of revenues was primarily attributable to an increase in data network costs, leased equipment costs, customer support costs, the costs of merchandise sold, and royalties paid to information and service providers. Data network costs increased primarily as a result of the larger customer base and more usage by customers. Leased equipment costs increased primarily as a result of additional host computer and network equipment. Customer support costs, which include personnel and telephone costs associated with providing customer support, were higher primarily as a result of the larger customer base and network access problems encountered by subscribers upon the introduction of the Flat-Rate Plan. The costs of merchandise sold increased as a result of an increase in merchandise revenues. Royalties paid to information and service providers increased as a result of a larger customer base and more usage and the Company's addition of more service content to broaden the appeal of the AOL service.

     The increase in cost of revenues as a percentage of total revenues was primarily attributable to increases in leased equipment costs, the costs of merchandise sold and product development amortization expense. The aforementioned increase was partially offset by a decrease in data network costs resulting from a lower cost per hour, due to a higher percentage of the Company's data traffic being carried on AOLnet.

     The Company is building AOLnet, a TCP/IP data network, in order to increase its network capacity, provide its members with higher speed access, and reduce data network costs on a per- hour basis. As the Company rapidly builds AOLnet, it plans to continue to manage an increasingly higher percentage of its total traffic to this network, which would lead to a lower overall data network per hour cost.

     In September 1997, the Company announced that, in exchange for its ANS Communications, Inc. subsidiary ("ANS"), it will acquire CompuServe Corporation's worldwide online services business from WorldCom, Inc. ("WorldCom") and receive approximately $175 million in cash. The Company also agreed that it will, upon closing of the aforementioned transaction, enter into a five year network services agreement with WorldCom which will provide the Company with significantly expanded network capacity for the Company's online service at favorable prices, and higher speed access as it becomes commercially available (refer to Note 16 of the Notes to Consolidated Financial Statements). ANS is an important component of the portfolio of suppliers which comprise AOLnet, and, under the network services agreement with WorldCom, will continue to be so in the future. The network services agreement with WorldCom is structured in such a manner that the Company anticipates its network costs will be at a level no greater than the Company would expect to incur if it continued to own ANS, thereby achieving a key benefit of ownership without the potential risks associated with ownership. The Company has entered into this transaction in order to realize the significant growth in the value of ANS and to allow the Company to concentrate on its core competencies - interactive services and content.

Marketing and Write-off of Deferred Subscriber Acquisition Costs

     Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For fiscal 1997, marketing expenses increased from $212,710,000 to $409,260,000, or 92%, over fiscal 1996, and increased as a percentage of total revenues from 19.4% to 24.3%.

     The increase in marketing expenses was primarily attributable to an increase in subscriber acquisition costs, which was impacted by a change in accounting estimate at September 30, 1996, that resulted in subscriber acquisition costs being currently expensed for periods subsequent to the first quarter of fiscal 1997, versus being capitalized and amortized over twenty-four months in fiscal 1996 and in the first quarter of fiscal 1997. The increase in marketing expenses as a percentage of total revenues was primarily attributable to increases in subscriber acquisition costs and general marketing costs, which include telemarketing and personnel. As a result of the aforementioned change in accounting estimate, the balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385,221,000, was written off. For additional information regarding this change, refer to Note 3 of the Notes to Consolidated Financial Statements.

     For fiscal 1997, marketing expenses, before capitalization and amortization, increased from $449,662,000 to $480,300,000, or 7%, over fiscal 1996, and decreased as a percentage of total revenues from 41.1% to 28.5%. The increase in marketing expenses, before capitalization and amortization, was primarily attributable to an increase in general marketing costs, including telemarketing and personnel. The decrease in marketing expenses as a percentage of total revenues, before capitalization and amortization, was primarily the result of a slight decrease in subscriber acquisition costs, before capitalization and amortization, combined with the substantial growth in revenues.

Product Development

     Product development costs include research and development expenses and other product development costs. For fiscal 1997, product development costs increased from $43,164,000 to $58,208,000, or 35%, over fiscal 1996, and decreased as a percentage of total revenues from 3.9% to 3.5%. The increase in product development costs was primarily due to an increase in personnel costs related to an increase in the number of technical employees. The decrease in product development costs as a percentage of total revenues was primarily the result of the substantial growth in revenues, which more than offset the additional product development costs.

General and Administrative

     For fiscal 1997, general and administrative costs increased from $110,653,000 to $193,537,000, or 75%, over fiscal 1996, and increased as a percentage of total revenues from 10.1% to 11.5%. The increase in general and administrative costs, and such costs as a percentage of total revenues, was principally attributable to higher office-related and personnel expenses, as a result of an increase in the number of employees and expansion of the Company's operations. The increase in office-related and personnel expenses included costs associated with certain subsidiaries that were present in fiscal 1997 only, including Digital City, Inc. and Imagination Network, Inc. (doing business as WorldPlay Entertainment, "WorldPlay").

Acquired Research and Development

     Acquired research and development costs, totaling $16,981,000 in fiscal 1996, relate to in-process research and development purchased pursuant to the Company's acquisition of Ubique, Ltd. ("Ubique") in September 1995.

Amortization of Goodwill

     Goodwill is being amortized on a straight-line basis over periods ranging from two to ten years. Amortization of goodwill decreased to $6,549,000 in fiscal 1997 from $7,078,000 in fiscal 1996. The decrease in amortization of goodwill is primarily attributable to a write-off of the goodwill associated with GNN, partially offset by goodwill associated with various purchases made by the Company, including WorldPlay, which occurred in fiscal 1997. In connection with the fiscal 1997 restructuring charge (see Note 4 of the Notes to Consolidated Financial Statements), the Company wrote-off approximately $8,200,000 of capitalized goodwill associated with GNN.

Restructuring Charge

     In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $48,627,000 restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees, and the shutdown of certain operating divisions and subsidiaries. The future impact of the restructuring activities on the Company's results of operations is not expected to be material. For additional information regarding this charge, refer to Note 4 of the Notes to Consolidated Financial Statements.

Contract Termination Charge

     In fiscal 1997, the Company recorded a contract termination charge of $24,506,000, which consists of unconditional payments associated with terminating certain information provider contracts which became uneconomic as a result of the Company's introduction of flat-rate pricing in December 1996. For additional information regarding the contract termination charge, refer to Note 5 of the Notes to Consolidated Financial Statements.

Settlement Charge

     In fiscal 1997, the Company recorded a settlement charge of $24,204,000 in connection with a legal settlement reached with various State Attorneys General and a preliminary legal settlement reached with various class action plaintiffs, to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to its subscribers. Pursuant to these settlements, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate plan violated consumer protection laws.

Other Income (Expense)

     Other income (expense) consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $6,299,000 in fiscal 1997 and other expense of $2,056,000 in fiscal 1996. The change in other income (expense) was primarily attributable to the allocation of minority interest losses in fiscal 1997 and a charge in fiscal 1996 for the settlement of a class action lawsuit, partially offset by an increase in fiscal 1997 of non-operating losses related to various investments.

Provision for Income Taxes

     The provision for income taxes was $0 and $32,523,000 in fiscal 1997 and fiscal 1996, respectively. For additional information regarding income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.

Net Income (Loss)

     The Company had a net loss in fiscal 1997 of $499,347,000 compared to net income in fiscal 1996 of $29,816,000. The net loss in fiscal 1997 included $385,221,000 for the write-off of deferred subscriber acquisition costs, a restructuring charge of $48,627,000, a contract termination charge of $24,506,000 and a settlement charge of $24,204,000. The net income in fiscal 1996 included charges of $16,981,000 for acquired research and development, $8,000,000 related to the settlement of a class action lawsuit and $848,000 for merger expenses.

Fiscal 1996 Compared to Fiscal 1995

Online Service Revenues

     For fiscal 1996, online service revenues increased from $344,309,000 to $991,656,000, or 188%, over fiscal 1995. This increase was primarily attributable to a 160% increase in the quarterly average number of AOL North American subscribers for fiscal 1996, compared to fiscal 1995, coupled with a 10% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $16.28 in fiscal 1995 to $17.96 in fiscal 1996.

Other Revenues

     Other revenues, consisting principally of electronic commerce and advertising revenues, data network service revenues, marketing and production services and development and licensing fees, increased by 104%, from $49,981,000 in fiscal 1995 to $102,198,000 in fiscal 1996. This increase was primarily attributable to an increase in electronic commerce and advertising revenues and data network service revenues, partially offset by a decrease in revenues from marketing and production services. Merchandise sales increased by 206% from $14,190,000 in fiscal 1995 to $43,418,000 in fiscal 1996, reflecting the impact of an expanded number of products offered for sale to the Company's larger membership base. Data network services revenues increased by 177%, from $8,614,000 in fiscal 1995 to $23,879,000 in fiscal 1996, due to growth of the external customer base at the Company's ANS subsidiary. Advertising and electronic commerce transaction fees were a new source of revenue to the Company in fiscal 1996, and amounted to $12,436,000. Multimedia and CD-ROM production services decreased by 39%, from $10,031,000 in fiscal 1995 to $6,126,000 in fiscal 1996, and new media and interactive marketing services revenues decreased by 60%, from $10,014,000 to $3,956,000, as the Company refocused the resources at several of its subsidiaries from external sales to internal support.

Cost of Revenues

     For fiscal 1996, cost of revenues increased from $232,318,000 to $638,025,000, or 175%, over fiscal 1996, and decreased as a percentage of total revenues from 58.9% to 58.3%.

     The increase in cost of revenues was primarily attributable to an increase in data network costs, customer support costs, leased equipment costs, and royalties paid to information and service providers. Data network costs increased primarily as a result of the larger customer base and more usage by customers. Customer support costs were higher primarily as a result of the larger customer base and a large number of new subscriber registrations. Leased equipment costs increased primarily as a result of additional host computer and network equipment. Royalties paid to information and service providers increased as a result of a larger customer base, more usage and the Company's addition of more service content to broaden the appeal of the AOL service.

     The decrease in cost of revenues as a percentage of total revenues is primarily attributable to a decrease in costs associated with marketing and production service revenues (as a percentage of total revenues) and a decrease in data network costs resulting from lower variable costs per hour, due to a higher percentage of the Company's data traffic being carried on AOLnet. The aforementioned decrease was partially offset by increases in leased equipment costs, costs associated with providing data network services to third parties, costs of merchandise sold and royalties paid to information and service providers.

Marketing

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

     Effective July 1, 1995, the Company modified the components of subscriber acquisition costs deferred, and changed the period over which it amortizes subscriber acquisition costs. The period over which the Company amortizes subscriber acquisition costs was changed from twelve and eighteen months to a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever is shorter. This change was made in order to more appropriately match subscriber acquisition costs with associated online service revenues. For additional information regarding the accounting for subscriber acquisition costs, refer to Note 2 of the Notes to Consolidated Financial Statements.

Product Development

     For fiscal 1996, product development costs increased from $11,669,000 to $43,164,000, or 270%, over fiscal 1995, and increased as a percentage of total revenues from 3.0% to 3.9%. The increase in product development costs, and such costs as a percentage of total revenues, was primarily attributable to an increase in personnel costs related to an increase in the number of technical employees.

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

Acquired Research and Development

     Acquired research and development costs, totaling $16,981,000 in fiscal 1996, relate to in-process research and development purchased pursuant to the Company's acquisition of Ubique in September 1995. Acquired research and development costs, totaling $50,335,000 in fiscal 1995, relate to in-process research and development purchased pursuant to the Company's acquisitions of Booklink Technologies, Inc. and Navisoft, Inc.

Amortization of Goodwill

     Amortization of goodwill increased to $7,078,000 in fiscal 1996 from $1,653,000 in fiscal 1995. The amortization of goodwill in these periods relates primarily to the Company's fiscal 1995 acquisitions of Advanced Network & Services, Inc. and Global Network Navigator, Inc., which resulted in approximately $56 million of goodwill. The increase in amortization of goodwill results from a full year of goodwill being recognized in fiscal 1996 compared to only a partial year of goodwill being recognized in fiscal 1995.

Other Income (Expense)

     The Company had other expense of $2,056,000 in fiscal 1996 and other income of $3,074,000 in fiscal 1995. The change in other income (expense) was primarily attributable to a charge in fiscal 1996 related to the settlement of a class action lawsuit, partially offset by an increase in investment income.

Merger Expenses

     Nonrecurring merger expenses totaling $848,000 were recognized in fiscal 1996 in connection with the merger of the Company with Johnson-Grace Company. Nonrecurring merger expenses totaling $2,207,000 were recognized in fiscal 1995 in connection with the mergers of the Company with Redgate Communications Corporation, Wide Area Information Servers, Inc. and Medior, Inc.

Provision for Income Taxes

     The provision for income taxes was $32,523,000 and $15,169,000 in fiscal 1996 and fiscal 1995, respectively. For additional information regarding income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.

Net Income (Loss)

     The Company had net income in fiscal 1996 of $29,816,000 compared to a net loss in fiscal 1995 of $35,751,000. The net income in fiscal 1996 included charges of $16,981,000 for acquired research and development, $8,000,000 related to the settlement of a class action lawsuit and $848,000 for merger expenses. The net loss in fiscal 1995 included charges of $50,335,000 for acquired research and development and $2,207,000 for merger expenses.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations and the sale of its capital stock. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by (used in) operating activities was $17,260,000, ($55,694,000) and $123,049,000 for fiscal 1995, fiscal 1996 and fiscal 1997, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $111,761,000, $363,024,000 and $130,229,000 for fiscal 1995, fiscal 1996 and fiscal 1997, respectively; and an increase in deferred revenue of $214,097,000 in fiscal 1997 related to service revenues as well as an increase in prepaid advertising, which grew, principally as a result of agreements with Tel-Save, Inc., which included a $100,000,000 prepayment, and CUC International, Inc., which included a $45,000,000 prepayment. Net cash used in investing activities was $87,272,000, $90,099,000 and $196,594,000 in fiscal 1995, fiscal 1996 and fiscal 1997, respectively. Net cash provided by financing activities was $71,796,000, $218,337,000 and $79,464,000 in fiscal
1995, fiscal 1996 and fiscal 1997, respectively. Included in financing activities was $15,000,000 in fiscal 1997 representing proceeds from the sale of preferred stock in a subsidiary corporation, and approximately $139,500,000 in fiscal 1996 representing proceeds from a public stock offering of common stock. At June 30, 1997, the Company had a working capital deficiency of $230,997,000, compared to a working capital deficiency of $22,848,000 at June 30, 1996. The increase in working capital deficiency is due primarily to (1) an increase in other accrued expenses and liabilities of $169,422,000, primarily related to increases in telecommunications and other operating accruals driven by the growth in the Company's business; and (2) an increase in deferred revenue of $128,057,000, primarily related to an increase in deferred online service revenues as well as an increase in prepaid advertising revenues, as discussed above. Deferred online service revenues increased primarily as a result of the introduction in fiscal 1997 of an upfront annual payment plan, as well as an increase in the standard monthly membership fee from $9.95 to $19.95.

     On September 8, 1997, the Company announced that, in exchange for its ANS Communications, Inc. subsidiary, it will acquire CompuServe Corporation's ("CompuServe") worldwide online services business from WorldCom, Inc. ("WorldCom") and receive approximately $175 million in cash (the "Purchase and Sale"). Upon completion of the Purchase and Sale, the Company's European partner, Bertelsmann AG, will pay an additional $75 million to the Company and each company will invest $25 million in an expanded joint venture to operate CompuServe's European online service. The Company will generate approximately $225 million in cash as a result of the aforementioned transactions. The Company also agreed that it will, upon closing of the Purchase and Sale, enter into a five-year network services agreement with WorldCom which will provide the Company with significantly expanded network capacity for the Company's online service at favorable prices. In connection with these transactions, the Company expects to realize a gain of $300 million to $400 million, which will be recognized over the five-year term of the network services agreement with WorldCom. The transactions outlined above are subject to certain closing conditions, including regulatory approvals, and are expected to close on or before March 1, 1998.

     In April 1995, the Company entered into a joint venture with Bertelsmann, AG to offer interactive online services in Europe. In connection with the agreement, the Company received approximately $54 million through the sale of common stock to Bertelsmann, AG.

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

     The Company currently leases the majority of its facilities and equipment under non-cancelable operating leases. The Company made significant investments in fiscal 1997 in the buildout of AOLnet, its data communications network, and in expanding its facilities, host server and data center capacity. The Company plans to continue making significant investments in these areas. The Company plans to fund these investments, which are anticipated to be between $600 million and $800 million in fiscal 1998, through a combination of leases, debt financing and cash purchase.

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

Forward-Looking Statements

     Certain of the statements contained in the Company's periodic reports filed with the Securities and Exchange Commission and otherwise made to the public, including statements made in this Form 10-K, are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding the growth of online services revenues, the growth of other revenues, the reduction of data network costs on a per-hour basis, marketing expenses as a percentage of revenues, subscriber acquisition and retention rates, the impact of the foregoing factors on operating margins and the Company's belief in the outcome of pending or possible litigation. The Company wishes to caution readers that the following important factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements made by, or on behalf of, the
Company:

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

     Factors related to the new standard monthly membership fee (the Flat-Rate
Plan), and other new pricing alternatives, which became available December 1, 1996, including uncertainty of the following: the effect on average cost-per-subscriber acquisition and retention rates; the amount of time spent by members using the AOL service under each pricing alternative; and the percentage of members who sign up under each pricing alternative relative to their usage patterns.

     Risks and uncertainties associated with the development of a new medium and industry and a new and evolving business model, and the related fluctuations in pricing, revenues, costs, products and services, the ability to anticipate customer demands and to respond quickly and effectively to market opportunities.

     Risks related to the buildout of AOLnet and the expansion of host server and data center capacity, including the inability to expand network, host server and data center capacity at a rate and speed to sufficiently satisfy subscriber demands, which accelerated substantially as a result of the introduction of flat-rate pricing; the failure of any of the Company's network providers; the failure to procure certain component parts required to expand AOLnet capacity, including modems, circuits, routers and local exchange carrier lines from local telephone companies; the failure to obtain the necessary financing for the buildout of AOLnet and the expansion of host server and data center capacity; and the risk that demand will not develop for the capacity AOLnet will provide.

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

     The acquisition of businesses, fixed assets and other assets and acquisition-related risks, including successful integration and management of acquired technology, operations and personnel, the loss of key employees of the acquired companies, and diversion of management attention from other ongoing business concerns; the making or incurring of any expenditures and expenses, including, but not limited to, depreciation and significant charges for in-process research and development or other matters; and any revaluation of assets or related expenses.

     The ability of the Company to diversify its sources of revenue through the introduction of new products and services and through the development of new revenue sources, such as electronic commerce and advertising.

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


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference from the Sections titled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.


Item 11.  Executive Compensation

      The response to this item is incorporated by reference from the Section titled "Executive Compensation," but not from the Sections titled "Executive Compensation -- Performance Graph" and "Executive Compensation -- Report of Compensation Committee on Executive Compensation," in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference from the Section titled "Share Ownership" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions

      The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) Consolidated Financial Statements

     The following consolidated financial statements of America Online, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:



Report of Independent Auditors                       F-2

Consolidated Statements of Operations for the years
  ended June 30, 1997, 1996, and 1995                F-3

Consolidated Balance Sheets as of June 30, 1997 and
    1996                                             F-4

Consolidated Statements of Changes in Stockholders'
  Equity for the years ended June 30, 1997, 1996,
    and 1995                                         F-5

Consolidated Statements of Cash Flows for the years
  ended June 30, 1997, 1996, and 1995                F-6

Notes to Consolidated Financial Statements           F-7

     (a) (2) Financial Statement Schedules

      All financial statement schedules required by Item 14(a) (2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

     (a) (3) Exhibits

      The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online, Inc. Common Stock as of September 3, 1997, subject to payment in advance of a fee of 25 cents per page to reimburse America Online, Inc. for reproduction costs.

                                   EXHIBIT LIST

Exhibit No.                        Description

 2.1 Agreement and Plan of Reorganization, dated May 11, 1994, as amended, among America Online, Inc., RCC Acquisition Corporation and RCC Communications Corporation (Filed as Annex A to the Company's Registration Statement on Form S-4, Registration Statement No. 33-82030, as filed on July 24, 1994 and incorporated herein by reference.)
 2.2      Agreement  and  Plan of Reorganization dated as of  November  8,
          1994, among America Online, Inc., BLT Acquisition Corporation, CMG Information Services, Inc. and Booklink Technologies, Inc. (Filed as
          Exhibit 1 to the Company's Current Report on Form 8-K, dated January 9, 1995 and incorporated herein by reference.)
 2.3 Asset Purchase Agreement by and between America Online, Inc. and Advanced Network & Services, Inc. dated as of November 25, 1994 (Filed as Exhibit 1 to the Company's Current Report on Form 8-K, dated February 28, 1995 and incorporated herein by reference.)
 2.4      Agreement  and  Plan of Merger, dated as of December  20,  1995, among America Online, Inc., Santa's Acquisition Corp. and Johnson-Grace Company and its Principal Shareholders (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 14, 1996 and incorporated herein by reference.)
 2.5 Stock Purchase Agreement, dated as of August 5, 1996, among America Online, Inc., The ImagiNation Network, Inc. and AT&T Corp. (Filed as Exhibit 10 to the Company's Current Report on Form 8-K, dated August 5, 1996, and incorporated herein by reference.)
 2.6      Purchase and Sale Agreement dated as of September 7, 1997 by and among America Online, Inc., ANS Communications, Inc. and WorldCom, Inc. (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated September 19,1997, and incorporated herein by reference.)
 3.1      Restated Certificate of Incorporation of America Online, Inc.
 3.2      Restated By-Laws of America Online, Inc. (Filed as Exhibit 3.2 to
          the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.)
 4.1 Article 4, Article 6 and Article 8 of the Restated Certificate of Incorporation (see Exhibit 3.1)
 4.2 Rights Agreement dated as of April 23, 1993, including Exhibit A (Certificate of Designation setting forth the terms of Series A Junior Participating Preferred Stock, $.01 par value), Exhibit B (Form of Right Certificate) and Exhibit C (Summary of Rights to Purchase Series A Junior Participating Preferred Shares). (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A, as filed on September 9, 1996 and incorporated herein by reference.)
 4.3      First Amendment to the Rights Agreement dated as of January  31,
          1995. (Filed as Exhibit 2 to the Company's Registration Statement on Form 8-A, as filed on September 9, 1996 and incorporated herein by reference.)
10.1 Series C Preferred Stock Purchase Agreement, dated as of February 20, 1987, as amended, by and among America Online, Inc.,
          Citicorp Venture Capital Ltd., Allstate Insurance Company, INCO Securities Corporation, North American Partners Limited Partnership, Merrill, Pickard, Anderson & Eyre II, Union Venture Corporation, Excelsior II, Excelsior Venture Capital Holdings (Jersey) Ltd., H & Q Ventures International C.V., Hamquist, H & Q Investors, H & Q Ventures III, Hamco Capital Corporation and Daniel H. Case, III. (Filed as
          Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.2      Amendment  to  Series  C  Preferred Stock  Purchase  Agreement,  dated
          September 10, 1987, by and among America Online, Inc., Kleiner, Perkins, Caufield & Byers II, Citicorp Venture Capital Ltd., Allstate Insurance Company, INCO Securities Corporation, North American Partners Limited Partnership, Merrill, Pickard, Anderson & Eyre II, Union Venture Corporation, Excelsior II, Excelsior Venture Capital Holdings (Jersey) Ltd., H & Q Ventures International C.V., H & Q Ventures III, H & Q Investors, Hamquist, Hamco Capital Corporation, and Daniel H. Case, III. (Filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.3 Series D Preferred Stock Purchase Agreement, dated as of September 27, 1991, as amended, between America Online, Inc. and Tribune Company. (Filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.4 Warrant Purchase Agreement, dated as of June 29, 1987, as amended, by and among America Online, Inc., United States Portfolio Leasing, and Hambrecht & Quist Leasing Partners. (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.5 Master Agreement for Data Communications Service, dated July 3, 1985, as amended on May 13, 1991, and an order for Communications Service Network Services pursuant thereto, dated January 15, 1992, between America Online, Inc. and GTE Telenet Communications Corporation. (Filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.) (Confidential treatment requested.)
10.6 The Company's Employee Stock Purchase Plan. (Filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8, Registration Statement No. 33-48447, as filed on June 5, 1992 and incorporated herein by reference.)
10.7 The Company's 1992 Employee, Director and Consultant Stock Option Plan. (Filed as Exhibit 10. 24 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.8 The Company's Incentive Stock Option Plan, 1987 Restatement. (Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.9 The Company's 1987 Stock Incentive Plan. (Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.10     Amendment No. 1 to the Company's 1987 Stock Incentive Plan.  (Filed as
          Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration Statement No 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
10.11 Master Agreement for Data Communications and Warrant Purchase Agreement dated May 25, 1993 between Sprint Communications Company
          L.P. and America Online, Inc. (Filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference.)
10.12 First Amendment to Master Agreement for Data Communications, dated June 30, 1994, between Sprint Communication Company L.P. and America Online, Inc. (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)
10.13     Offer Letter to, and Employment Agreement with, Bruce R. Bond.
10.14     Employment Agreement entered into with Theodore J. Leonsis.
10.15     Employment  Agreement and related agreements entered into with  Robert
          W. Pittman.
21.1      List of Subsidiaries.
23.1      Consent of Ernst & Young LLP
24.1      Powers of Attorney.

(b)  Reports on Form 8-K
     None
                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September, 1997.



                              AMERICA ONLINE, INC.





                              By:/S/LENNERT J. LEADER
                                 Lennert J. Leader
                                 Senior Vice President,
                                 Chief Financial Officer,
                                 Treasurer, Chief Accounting Officer
                                 and Assistant Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of September, 1997.

Signature                   Title                           Date



/S/STEPHEN M. CASE
Stephen M. Case      Chairman of the Board,                  September 29, 1997
                     President, Chief Executive Officer
                     and Director
                    (principal executive officer)

      *
James V. Kimsey      Chairman Emeritus and Director          September 29, 1997


/S/LENNERT J. LEADER
Lennert J. Leader    Senior Vice President, Chief            September 29, 1997
                     Financial Officer, Treasurer,
                     Chief Accounting Officer and
                     Assistant Secretary
                     (principal financial and
                      accounting officer)


           *
Frank J. Caufield           Director                        September 29, 1997


           *
Robert J. Frankenberg       Director                        September 29, 1997


           *
Alexander M. Haig, Jr.      Director                        September 29, 1997


           *
William N. Melton           Director                        September 29, 1997


           *
Thomas Middelhoff           Director                        September 29, 1997


/S/ROBERT W. PITTMAN
Robert W. Pittman           Director                        September 29, 1997





*By:/S/LENNERT J. LEADER
  Lennert J. Leader, as Attorney-in-
  Fact for each of the persons indicated

AMERICA ONLINE, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                       F-2
Consolidated Statements of Operations for the years
  ended June 30, 1997, 1996, and 1995                F-3
Consolidated Balance Sheets as of June 30, 1997 and
    1996                                             F-4
Consolidated Statements of Changes in Stockholders'
  Equity for the years ended June 30, 1997, 1996,
    and 1995                                         F-5
Consolidated Statements of Cash Flows for the years
  ended June 30, 1997, 1996, and 1995                F-6
Notes to Consolidated Financial Statements           F-7


Report of Independent Auditors

Board of Directors and Stockholders
America Online, Inc.

We have audited the accompanying consolidated balance sheets of America Online, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online, Inc. at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

/S/Ernst & Young LLP

Vienna, Virginia
September 10, 1997



Consolidated Statements of Operations
(Amounts in thousands, except per share data)

                                                 Year ended June 30,
                                            1997         1996          1995
Revenues:
   Online service revenues              $1,429,445  $  991,656    $  344,309
   Other revenues                          255,783     102,198        49,981
   Total revenues                        1,685,228   1,093,854       394,290

Costs and expenses:
   Cost of revenues                      1,040,762     638,025       232,318
   Marketing
     Marketing                             409,260     212,710        77,064
     Write-off of deferred subscriber
     acquisition costs                     385,221           -             -
   Product development                      58,208      43,164        11,669
   General and administrative              193,537     110,653        42,700
   Acquired research and development             -      16,981        50,335
   Amortization of goodwill                  6,549       7,078         1,653
   Restructuring charge                     48,627           -             -
   Contract termination charge              24,506           -             -
   Settlement charge                        24,204           -             -
   Total costs and expenses              2,190,874   1,028,611       415,739

Income (loss) from operations             (505,646)     65,243       (21,449)
Other income (expense), net                  6,299      (2,056)        3,074
Merger expenses                                  -        (848)       (2,207)
Income (loss) before provision for
   income taxes                           (499,347)     62,339       (20,582)
Provision for income taxes                       -     (32,523)      (15,169)
Net income (loss)                       $ (499,347)   $ 29,816     $ (35,751)

Earnings (loss) per share:
Net income (loss)                        $   (5.22)   $   0.28     $   (0.51)
Weighted average shares outstanding         95,607     108,097        69,550


See accompanying notes.



Consolidated Balance Sheets
(Amounts in thousands, except share data)
                                                             June 30,
                                                         1997        1996
Assets

Current assets:
  Cash and cash equivalents                            $ 124,340   $ 118,421
  Short-term investments                                     268      10,712
  Trade accounts receivable                               65,306      49,342
  Other receivables                                       26,093      23,271
  Prepaid expenses and other current assets              107,466      65,290
    Total current assets                                 323,473     267,036

Property and equipment at cost, net                      233,129     111,090

Other assets:
  Restricted cash                                         50,000           -
  Product development costs, net                          72,498      44,330
  Deferred subscriber acquisition costs, net                   -     314,181
  License rights, net                                     16,777       4,947
  Other assets                                            84,618      29,607
  Deferred income taxes                                   24,410     135,872
  Goodwill, net                                           41,783      51,691
                                                       $ 846,688   $ 958,754

Liabilities and Stockholders' Equity

Current liabilities:
  Trade accounts payable                               $  69,703   $ 105,904
  Other accrued expenses and liabilities                 297,298     127,876
  Deferred revenue                                       166,007      37,950
  Accrued personnel costs                                 20,008      15,719
  Current portion of long-term debt                        1,454       2,435
    Total current liabilities                            554,470     289,884

Long-term liabilities:
  Notes payable                                           50,000      19,306
  Deferred income taxes                                   24,410     135,872
  Deferred revenue                                        86,040           -
  Minority interests                                       2,674          22
  Other liabilities                                        1,060       1,168
    Total liabilities                                    718,654     446,252

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, 1,000 shares issued and outstanding            1           1
    at June 30, 1997 and 1996
  Common stock, $.01 par value; 300,000,000  shares
    authorized, 100,188,971 and 92,626,000 shares
    issued and outstanding at June 30, 1997
    and 1996, respectively                                 1,002         926
  Unrealized gain on available-for-sale securities        16,924           -
  Additional paid-in capital                             617,221     519,342
  Accumulated deficit                                   (507,114)     (7,767)
    Total stockholders' equity                           128,034     512,502
                                                       $ 846,688   $ 958,754

See accompanying notes.


Consolidated Statements of Changes in Stockholders' Equity
(Amounts in thousands, except share data)

                                      Preferred Stock        Common Stock
                                      Shares    Amount    Shares       Amount


Balances at June 30, 1994                    -       -    63,103,176    $ 630

Effect of immaterial poolings                -       -     2,062,756       21

Balances as Restated                         -       -    65,165,932      651
Common stock issued:
   Exercise of options                       -       -     2,905,256       29
   Business acquisitions                     -       -     4,785,354       48
   Sale of stock, net                        -       -     3,871,726       39
Tax benefit related to stock options         -       -             -        -
Net loss                                     -       -             -        -

Balances at June 30, 1995                    -       -    76,728,268      767

Effect of pooling restatement                -       -             -        -

Balances as Restated                         -       -    76,728,268      767
Common stock issued:
   Exercise of options and warrants          -       -    10,370,338      104
   Business acquisitions                     -       -       465,502        5
   Sale of stock, net                        -       -     5,061,892       50
Sale of preferred stock, net             1,000   $   1             -        -
Tax benefit related to stock options         -       -             -        -
Net income                                   -       -             -        -

Balances at June 30, 1996                1,000       1    92,626,000      926

Common stock issued:
   Exercise of options                       -       -     6,933,261       69
   Business acquisitions                     -       -       379,225        4
   Sale of stock, net                        -       -       250,485        3
Sale of preferred stock, net                 -       -             -        -
Unrealized gain on available-for-sale
    securities                               -       -             -        -
Net loss                                     -       -             -        -

Balances at June 30, 1997                1,000     $ 1   100,188,971   $1,002



                                         Unrealized
                                          gain on
                             Additional  available-
                               Paid-in    for-sale    Accumulated
                               Capital   securities     Deficit     Total

Balances at June 30, 1994      $ 99,567          -    $(1,396)   $ 98,801

Effect of immaterial poolings     1,032          -        524       1,577

Balances as Restated            100,599          -       (872)    100,378
Common stock issued:
   Exercise of options            4,655          -          -       4,684
   Business acquisitions         75,653          -          -      75,701
   Sale of stock, net            56,998          -          -      57,037
Tax benefit related to stock
       options                   14,763          -          -      14,763
Net loss                              -          -    (35,751)    (35,751)

Balances at June 30, 1995       252,668          -    (36,623)    216,812

Effect of pooling restatement         -          -       (960)       (960)

Balances as Restated            252,668          -    (37,583)    215,852
Common stock issued:
   Exercise of options and
     warrants                    47,885          -          -      47,989
   Business acquisitions         16,632          -          -      16,637
   Sale of stock, net           141,320          -          -     141,370
Sale of preferred stock, net     28,314          -          -      28,315
Tax benefit related to stock
   options                       32,523          -          -      32,523
Net income                            -          -     29,816      29,816

Balances at June 30, 1996       519,342          -    (7,767)     512,502

Common stock issued:
   Exercise of options           70,152          -          -      70,221
   Business acquisitions         16,231          -          -      16,235
   Sale of stock, net            11,496          -          -      11,499
Unrealized gain on available-
   for-sale securities                -     $16,924         -      16,924
Net loss                              -          -   (499,347)   (499,347)

Balances at June 30, 1997      $617,221    $16,924  $(507,114)   $128,034

See accompanying notes.



Consolidated Statements of Cash Flows
(Amounts in thousands)
                                                    Year ended June 30,
                                                1997        1996      1995
Cash flows from operating activities:
 Net income (loss)                           $(499,347)  $ 29,816   $(35,751)
 Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities:
   Write-off of deferred subscriber
       acquisition costs                       385,221          -          -
   Non-cash restructuring charges               22,478          -          -
   Depreciation and amortization                64,572     34,586     12,266
   Amortization of subscriber acquisition
      costs                                     59,189    126,072     60,924
   Loss on sale of property and equipment            -         44         37
   Charge for acquired research and
      development                                    -     16,981     50,335
   Changes in assets and liabilities:
    Trade accounts receivable                  (16,418)   (16,838)   (14,373)
    Other receivables                            2,083    (11,890)    (9,086)
    Prepaid expenses and other current
        assets                                 (44,394)   (39,763)   (19,635)
    Deferred subscriber acquisition costs     (130,229)  (363,024)  (111,761)
    Other assets                               (38,902)   (20,667)    (6,051)
    Trade accounts payable                     (36,944)    21,150     60,805
    Accrued personnel costs                      2,979     12,856      1,850
    Other accrued expenses and liabilities     139,134    104,226      5,703
    Deferred revenue                           214,097     17,929      7,190
    Deferred income taxes                            -     32,523     14,763
    Other liabilities                             (470)       305         44
    Total adjustments                          622,396    (85,510)    53,011

Net cash provided by (used in) operating
 activities                                    123,049    (55,694)    17,260

Cash flows from investing activities:
 Short-term investments                         10,444      7,960      5,380
 Purchase of property and equipment           (149,768)   (61,295)   (59,255)
 Product development costs                     (56,795)   (32,631)   (13,054)
 Sale of property and equipment                      -          -        180
 Purchase costs of acquired businesses            (475)    (4,133)   (20,523)
Net cash used in investing activities         (196,594)   (90,099)   (87,272)

Cash flows from financing activities:
 Proceeds from issuance of preferred stock
   of subsidiary                                15,000          -          -
 Proceeds from issuance of common stock, net    84,506    189,359     61,721
 Proceeds from issuance of preferred stock,
   net                                               -     28,315          -
 Principal and accrued interest payments on
   line of credit and long-term debt           (19,811)      (935)    (3,045)
 Proceeds from line of credit
   and issuance of long-term debt               50,000      3,000     13,488
 Restricted cash                               (50,000)         -          -
 Principal payments under capital lease
   obligations                                    (231)    (1,402)      (368)
Net cash provided by financing activities       79,464    218,337     71,796

Net increase in cash and cash equivalents        5,919     72,544      1,784

Cash and cash equivalents at beginning of
  year                                         118,421     45,877     44,093

Cash and cash equivalents at end of year      $124,340   $118,421   $ 45,877

Supplemental cash flow information
Cash paid during the year for:
  Interest                                     $ 1,567    $ 1,659    $ 1,076
  Income taxes                                       -          -          -

See accompanying notes.



Notes to Consolidated Financial Statements


1. Organization

America Online, Inc. ("the Company") was incorporated in the State of Delaware in May 1985. The Company, based in Dulles, Virginia, is the leading provider of Internet online services, offering its subscribers a wide variety of services, including electronic mail, conferencing, software, computing support, interactive magazines and newspapers, and online classes, as well as easy access to services of the Internet. In addition, the Company provides businesses with fully managed services that include Internet connections, remote dial access, security solutions, Virtual Private Network and Web hosting services.


2. Summary of Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Business Combinations: Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition.

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

Revenue Recognition: Online service revenues are recognized over the period that services are provided. Other revenues, which consist principally of electronic commerce and advertising revenues as well as data network service revenues are recognized as the services are performed or when the goods are delivered. Deferred revenue consists primarily of monthly and annual prepaid subscription fees billed in advance and prepaid electronic commerce and advertising fees.

Property and Equipment: Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:


Computer equipment and internal software         3 to 5 years
Buildings and related improvements             15 to 40 years
Leasehold improvements                          4 to 10 years
Furniture and fixtures                                5 years

Subscriber Acquisition Costs: The Company accounts for subscriber acquisition costs pursuant to Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). As a result of the Company's change in accounting estimate (see
Note 3), effective October 1, 1996, the Company began expensing all costs of advertising as incurred.

Prior to October 1, 1996, the Company accounted for the cost of direct response advertising as deferred subscriber acquisition costs to comply with the criteria of SOP 93-7. These costs consist solely of the costs of marketing programs which result in subscriber registrations without further effort required by the Company. Direct response advertising costs relate directly to subscriber solicitations and principally include the printing, production and shipping of starter kits and the costs of obtaining qualified prospects by various targeted direct marketing programs and from third parties. These subscriber acquisition costs have been incurred for the solicitation of specifically identifiable prospects. The deferred costs were amortized, beginning the month after such costs were incurred, over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. All other costs related to the acquisition of subscribers, as well as general marketing costs, were expensed as incurred. No indirect costs are included in deferred subscriber acquisition costs.

On a quarterly basis, management reviewed the estimated future operating results of the Company's subscriber base in order to evaluate the recoverability of deferred subscriber acquisition costs and the related amortization period. Management's assessment of the recoverability and amortization period of deferred subscriber acquisition costs was subject to change based upon actual results and other factors.

Effective July 1, 1995, the Company modified the components of subscriber acquisition costs deferred, and changed the period over which it amortized subscriber acquisition costs. The period over which the Company amortized subscriber acquisition costs was changed from twelve and eighteen months to the period described previously in order to more appropriately match subscriber acquisition costs with associated online service revenues. The effect of this change in accounting estimate for the year ended June 30, 1996, was to increase net income by $48,106,000 ($.45 per share).

Product Development Costs:    The Company's online service is comprised of
various features which contribute to the overall functionality of the service. The overall functionality of the service is delivered primarily through the Company's two products (AOL for Windows; AOL for Macintosh). The Company capitalizes costs incurred for the production of computer software used in the sale of its services. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available. To the extent the Company retains the rights to software development funded by third parties, such costs are capitalized in accordance with the Company's normal accounting policies. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percent of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated online service and relevant other revenues and, when necessary, makes an appropriate adjustment to net realizable value.

Capitalized product development costs consist of the following:


(in thousands)                    Year ended June 30,
                                   1997         1996
Balance, beginning of year     $   44,330   $   18,949
Costs capitalized                  55,363       32,735
Costs amortized                   (27,195)      (7,354)
Balance, end of year           $   72,498   $   44,330


The accumulated amortization of product development costs related to the production of computer software totaled $42,654,000 and $15,152,000 at June 30, 1997 and 1996, respectively.

Included in product development costs are research and development costs totaling $16,998,000, $16,345,000 and $5,299,000 and other product development costs totaling $41,210,000, $26,819,000 and $6,370,000 in the years ended June 30, 1997, 1996 and 1995, respectively.

Investments:   The Company has various investments, including foreign joint ventures, that are accounted for under the equity method of accounting. All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. To date, the Company's basis and current commitments in its investments accounted for under the equity method of accounting have been minimal. As a result, these investments have not significantly impacted the Company's results of operations or its financial position.

All other investments, for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of June 30, 1997, such investments are recorded at the lower of cost or estimated net realizable value.

Goodwill:   Goodwill consists of the excess of cost over the fair value of net assets acquired and certain other intangible assets relating to purchase transactions. Goodwill and intangible assets are amortized over periods ranging from 2-10 years. As of June 30, 1997 and 1996, accumulated amortization was $12,360,000 and $8,731,000, respectively. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

Cash, Cash Equivalents, Investments and Restricted Cash: The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. In fiscal 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption was not material to the Company's results of operations or its financial position. The Company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income.

   Available-for-sale securities at June 30, 1997 and 1996 include U.S. Treasury Bills and obligations of other Government agencies totaling $268,000 and $4,080,000 and U.S. corporate debt obligations totaling $0 and $6,632,000, respectively. At June 30, 1997 and 1996, the estimated fair value of these securities approximated cost.

   As of June 30, 1997, the Company had an additional available-for-sale equity investment (classified in other long-term assets) in a public company with a fair market value of $37,640,000 and a cost basis of $9,434,000. The unrealized gain of $16,924,000, net of tax, has been recorded as a separate component of stockholders' equity.

   Restricted cash relates to a financial covenant required under the Company's senior secured revolving credit facility ("Credit Facility"). For further information on the Credit Facility, refer to Note 10.

Net Income (Loss) per Common Share: Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and, when dilutive, common equivalent shares outstanding during the period.

Reclassification: Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recent Pronouncements: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income (loss) per share would have been ($5.22), $0.35 and ($0.51) for the years ended June 30, 1997, 1996 and 1995, respectively. The impact of SFAS No. 128 on the calculation of diluted net income per share for the aforementioned periods would not have been material. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997, and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

Stock-Based Compensation: During 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (see Note 14).


3. Change in Accounting Estimate

As a result of a change in accounting estimate, the Company recorded a charge of $385,221,000 ($4.03 per share), as of September 30, 1996, representing the balance of deferred subscriber acquisition costs as of that date. The Company previously had deferred the cost of certain marketing activities, to comply with the criteria of Statement of Position 93-7, "Reporting on Advertising Costs", and then amortized those costs over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. For further information on subscriber acquisition costs, refer to Note 2. The Company's changing business model, which includes flat-rate pricing for its online service, increasingly is expected to reduce its reliance on online service subscriber revenues for the generation of revenues and profits. This changing business model, coupled with a lack of historical experience with flat-rate pricing, created uncertainties regarding the level of expected future economic benefits from online service subscriber revenues.
As a result, the Company believed it no longer had an adequate accounting basis to support recognizing deferred subscriber acquisition costs as an asset.


4.   Restructuring Charge

In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $48,627,000 restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees, and the shutdown of certain operating divisions and subsidiaries.

The components of the restructuring charge are as follows:


In Thousands
Write-off of impaired assets and discontinued businesses    $    31,215
Severance and personnel related                                   8,734
Other expenses                                                    8,678
Total restructuring charge                                  $    48,627

Included in the category of write-off of impaired assets and discontinued businesses are the costs associated with the termination of the Company's Internet service, Global Network Navigator ("GNN"), and the write-off of the related goodwill. Additionally, the write-off of impaired assets and discontinued businesses category includes charges associated with unrealizable software development costs and certain prepaid marketing materials which are no longer usable under the Company's new business model which includes the flat-rate pricing structure. The severance and personnel related category includes the costs associated with terminating approximately 300 employees. The other expenses category consists primarily of costs incurred as a result of the requirements made by various regulatory bodies in connection with the Company's termination of its former pricing program.

The following table summarizes the activity in the restructuring accrual during the year ended June 30, 1997. The balance of the restructuring accrual at June 30, 1997, is included in other accrued expenses and liabilities and is anticipated to be paid in fiscal 1998.


In thousands
Restructuring Charge                      $   48,627
Payments                                     (24,180)
Non-cash adjustments                         (22,478)
Restructuring accrual at June 30, 1997    $    1,969


5.   Contract Termination Charge

In fiscal 1997, the Company recorded a contract termination charge of $24,506,000, which consists of unconditional payments associated with terminating certain information provider contracts which became uneconomic as a result of the Company's introduction of flat-rate pricing in December 1996. Approximately 58% of the contract termination payments are due upon signing, with most of the remainder payable in the first three quarters of fiscal 1998, and lesser amounts payable in the succeeding two quarters. The contract termination charge is recorded at the gross value of the contract termination payments, rather than the present value of such payments, as the implicit interest in the payments is not material. The balance of the accrued contract termination charge at June 30, 1997, is $14,644,000 and is included in other accrued expenses and liabilities. Subsequent to the contract terminations, the Company entered into new agreements with these information providers.


6. Settlement Charge

In fiscal 1997, the Company recorded a settlement charge of $24,204,000 in connection with a legal settlement reached with various State Attorneys General and a preliminary legal settlement reached with various class action plaintiffs, to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to its subscribers. Pursuant to these settlements, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate plan violated consumer protection laws. The balance of the accrued settlement charge at June
30, 1997, is $5,036,000 and is included in other accrued expenses and liabilities.


7. Business Combinations

Pooling Transaction: In February 1996, the Company completed its merger with Johnson-Grace Company ("Johnson-Grace"), in which Johnson-Grace became a wholly-owned subsidiary of the Company. The Company exchanged 1,617,778 shares of common stock for all the outstanding common and preferred stock of Johnson-Grace. Additionally, 72,429 shares of the Company's common stock were reserved for outstanding stock options issued by Johnson-Grace and assumed by the Company. The merger was accounted for under the pooling of interests method of accounting, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts and operations of Johnson-Grace for all periods presented prior to the merger. In connection with the merger of the Company and Johnson-Grace, merger expenses of $848,000 were recognized during 1996.

Johnson-Grace had a fiscal year end of March 31 and, accordingly, the Company's retained earnings have been adjusted by $960,000 to reflect Johnson-Grace's results of operations for the three months ended June 30, 1995, which are not included in the Company's results of operations.

Johnson-Grace's revenues, adjusted for intercompany sales, during the nine months ended March 31, 1996, and the years ended June 30, 1995 and 1994, were minimal. During the nine months ended March 31, 1996, and the year ended June 30, 1995, Johnson-Grace's net loss was $3,770,000 and $2,104,000, respectively.

Purchase Transactions:   In August 1996, the Company purchased 100% of the
outstanding common stock of the ImagiNation Network, Inc. ("INN"), by issuing 362,500 shares of its common stock for a total purchase price of approximately $14.5 million. The acquisition was accounted for under the purchase method of accounting and accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. The pro forma effect on the year ended June 30, 1997, is immaterial. The effect on the year ended June 30, 1996, would have reduced net income and earnings per share to $16,995,000 and $0.16, respectively.

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


8. Property and Equipment

Property and equipment consist of the following:


(in thousands)                                    June 30,
                                            1997          1996

Land                                      $  4,023      $  7,600
Buildings and related improvements          37,755        34,479
Leasehold and network improvements          49,651        15,881
Furniture and fixtures                      10,513         5,701
Computer equipment and internal software   159,512        84,775
Construction in progress                    28,462             -
                                           289,916       148,436
Less accumulated depreciation
    and amortization                        56,787        37,346
Net property and equipment                $233,129      $111,090


9. Commitments and Contingencies

The Company leases facilities and equipment primarily under several long-term operating leases. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:


(in thousands)
Year ending June 30,
1998                                   $   192,842
1999                                       167,139
2000                                       109,269
2001                                        42,704
2002                                        13,339
Thereafter                                  58,082
                                       $   583,375

The Company's rental expense under operating leases in the years ended June 30, 1997, 1996 and 1995, totaled approximately $142,935,000, $47,844,000 and
$10,120,000, respectively.

The Company has guaranteed monthly usage levels of data and voice communications with some of its network providers and commitments related to the construction of an additional data center. The remaining commitments are $483,389,000, $466,920,000, $335,420,000 and $31,167,000 for the years ending June 30, 1998,
1999, 2000 and 2001, respectively. The related expense for the years ended June 30, 1997, 1996 and 1995, was $405,154,000, $278,513,000 and $119,798,000,
respectively.

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


10.  Notes Payable

Notes payable at June 30, 1997, totaled $50 million and consists of a two year senior secured revolving credit facility ("Credit Facility"). The Company anticipates using the Credit Facility for the purpose of supporting its continuing growth and network expansion. The interest rate on the Credit Facility is 100 basis points above the London Interbank Offered Rate and interest is paid periodically, but at least quarterly. The Credit Facility is subject to certain financial covenants and is payable in full at the end of the two year term, on July 1, 1999.

Notes payable at June 30, 1996, totaled approximately $20 million and consisted primarily of amounts borrowed to finance two office buildings and certain building improvements. The notes were collateralized by the respective assets. These notes were repaid during fiscal 1997.


11.  Other Income (Expense)

The following table summarizes the components of other income:


(in thousands)                               Year ended June 30,
                                       1997           1996       1995

Interest income                  $     6,954    $    6,901   $  3,979
Interest expense                      (1,567)       (1,404)    (1,062)
Allocation of minority losses         14,918           189          -
Other income (expense)               (14,006)       (7,742)       157
                                 $     6,299    $   (2,056)  $  3,074

Other income (expense) in the year ended June 30, 1997, includes losses related to equity investments and write-downs of other miscellaneous investments. Other income (expense) in the year ended June 30, 1996, includes an $8,000,000 charge related to the settlement of a class action lawsuit.


12.  Income Taxes

The provision for income taxes is attributable to:


(in thousands)                                 Year ended June 30,
                                             1997      1996      1995

Income before  provision for income taxes  $      -  $ 32,523  $ 15,169

Current                                    $      -  $      -  $      -
Deferred                                          -    32,523    15,169
                                           $      -  $ 32,523  $ 15,169


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


(in thousands)                                    Year ended June 30,
                                              1997       1996       1995

Income tax at the federal statutory
    rate of 35%                           $ (174,771)  $21,195    $(6,998)
State income tax, net of federal benefit     (14,981)    3,424      1,597
Nondeductible charge for purchased
    research and development                       -     5,773     17,114
Loss, for which no tax benefit was derived   186,952     1,437      2,347
Other                                          2,800       694      1,109
                                          $        -   $32,523    $15,169

Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes, primarily relating to product development costs and, prior to fiscal 1997, deferred subscriber acquisition costs.

As of June 30, 1997, the Company has net operating loss carryforwards of approximately $790,000,000 for tax purposes which will be available to offset future taxable income. If not used, these carryforwards will expire between 2001 and 2012 . To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


(in thousands)                                       June 30,
                                                 1997        1996
Deferred tax liabilities:
Capitalized software costs                    $ 24,410    $ 16,801
Deferred subscriber acquisition costs                -     119,071
Net deferred tax liabilities                  $ 24,410    $135,872

Deferred tax assets:
Net operating loss carryforwards              $ 300,200   $157,000
Other                                             8,227           -
Total deferred tax assets                       308,427    157,000
Valuation allowance for deferred assets        (284,017)   (21,128)
Net deferred tax assets                      $   24,410   $135,872


The valuation allowance for deferred assets increased by $262,889,000 in fiscal 1997 as a result of the Company's tax loss for the year as well as a substantial decrease in deferred tax liabilities, primarily caused by the write-off of deferred subscriber acquisition costs. In accordance with SFAS No. 109, the Company's history of tax losses and expected future tax deductions from stock options require that the Company account for deferred tax assets on the basis that it is more likely than not that the Company will not realize the tax benefits from the deferred tax assets.


13.  Capital Accounts

Common Stock: At June 30, 1997 and 1996, the Company's $.01 par value common stock authorized was 300,000,000 shares with 100,188,971 and 92,626,000 shares issued and outstanding, respectively. At June 30, 1997, 34,115,560 shares were reserved for the exercise of issued and unissued common stock options and a warrant, and 293,306 shares were reserved for issuance in connection with the Company's Employee Stock Purchase Plan.

Preferred Stock: In February 1992, the Company's stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 5,000,000 shares of preferred stock, $.01 par value, with rights and preferences to be determined by the Board of Directors.

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

Warrant: In connection with an agreement with one of the Company's communications providers, the Company has an outstanding warrant, exercisable through March 31, 1999, subject to certain performance standards specified in the agreement, to purchase 3,600,000 shares of common stock at a price of $3.91 per share.

Shareholder Rights Plan: During fiscal 1993, the Company adopted a shareholder rights plan and distributed a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's common stock. The Rights become exercisable in certain limited circumstances involving a potential business combination or change of control transaction of the Company. Each Right initially entitles registered holders of the Company's common stock to purchase one one-hundredth of a share of the Company's new Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a price of $150.00 per one one-hundredth of a share of Series A Preferred Stock. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase for $150.00 an amount of common stock of the Company or, in certain circumstances, securities of the acquirer, having a then-current market value of two times the exercise price of the Right. The Rights are redeemable for one cent per Right at the option of the Board of Directors. Until a Right is exercised, the holder of the Right, as such, has no rights as a shareholder of the Company. The Rights expire on May 3, 2003, unless redeemed prior to that date.

Stock Splits: On November 25, 1994, April 27, 1995 and November 28, 1995, the Company effected two-for-one splits of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock splits.


14.  Stock Plans

Options to purchase the Company's common stock under various stock option plans have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods ranging from one to four years and expire ten years from the date of grant. The effect of applying SFAS No. 123 on 1997 and 1996 pro forma net income (loss) as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in 1997 and 1996 would have been approximately ($540.9) million and $15.1 million, or ($5.66) per share and $0.14 per share, respectively. The fair value of the options granted during 1997 and 1996 are estimated as $9.00 and $16.35 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 65%, risk-free interest rate of 5.69% for 1997 and 5.38% for 1996, and expected life of 0.45 years from date of vesting. A summary of stock option activity is as follows:


                                 Number of       Weighted average
                                  shares          exercise price
Balance at June 30, 1994        15,249,650      $ 2.72
 Granted                        24,385,513      $12.20
 Exercised                      (2,905,256)     $ 1.61
 Forfeited                      (1,050,378)     $10.51
Balance at June 30, 1995        35,679,529      $ 9.05
 Granted                         5,202,859      $34.06
 Exercised                      (6,435,338)     $ 5.51
 Forfeited                      (2,145,257)     $19.15
Balance at June 30, 1996        32,301,793      $13.11
 Granted                         6,415,963      $29.94
 Exercised                      (6,933,261)     $ 9.91
 Forfeited                      (3,107,935)     $23.49
Balance at June 30, 1997        28,676,560      $16.53





                         Options Outstanding           Options Exercisable

                               Weighted-
                                Average
                               Remaining   Weighted      Number     Weighted-
                    Number    Contractual   Average    Exercisable   Average
    Range of     Outstanding      Life     Exercise      as of       Exercise
    Exercise          as       (in Years)    Price      6/30/97       Price
     Price        of 6/30/97
$ 0.01 to $ 6.71   5,303,305     5.2        $  2.88     4,619,027   $  2.74
$ 6.87 to $ 7.62   6,146,528     7.1        $  7.17     2,272,489   $  7.13
$ 7.65 to $17.25   5,517,845     7.6        $ 14.12     2,049,418   $ 13.91
$17.37 to $26.25   5,612,686     8.4        $ 21.75     1,042,612   $ 18.90
$26.88 to $42.75   4,784,250     9.1        $ 30.88       471,366   $ 33.67
$43.25 to $70.00   1,311,946     9.1        $ 50.96       229,241   $ 48.32
$ 0.01 to $70.00  28,676,560     7.5        $ 16.53    10,684,153   $  9.74


Employee Stock Purchase Plan: In May 1992, the Company's Board of Directors adopted an Employee Stock Purchase Plan ("the ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 10 percent of compensation. The ESPP is administered by the Compensation Committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 800,000. A total of 506,694 shares of common stock has been issued under the ESPP.


15  Employee Benefit Plan

Savings Plan:   The Company has a savings plan ("the Savings Plan") that
qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 50% of each employee's contributions up to a maximum matching contribution of 3% of the employee's earnings. The Company's matching contribution to the Savings Plan was approximately $2,657,000 and $1,126,000 in the years ended June 30, 1997 and 1996, respectively.


16  Subsequent Event

On September 8, 1997, the Company announced that, in exchange for its ANS Communications, Inc. subsidiary, it will acquire CompuServe Corporation's ("CompuServe") worldwide online services business from WorldCom, Inc. ("WorldCom") and receive approximately $175 million in cash (the "Purchase and Sale"). Upon completion of the Purchase and Sale, the Company's European partner, Bertelsmann AG, will pay an additional $75 million to the Company and each company will invest $25 million in an expanded joint venture to operate CompuServe's European online service. The Company also agreed that it will, upon closing of the Purchase and Sale, enter into a five year network services agreement with WorldCom which will provide the Company with significantly expanded network capacity for the Company's online service at favorable prices, and higher speed access as it becomes commercially available. In connection with the aforementioned transactions, the Company expects to realize a gain of $300 million to $400 million, which will be recognized over the five year term of the network services agreement with WorldCom. The transactions outlined above are subject to certain closing conditions, including regulatory approvals, and are expected to close on or before March 1, 1998.



Quarterly Information (unaudited)

(Amounts in thousands, except per share data)
                                             Quarter Ended
                          September   December   March      June     Total
                             30,        31,       31,        30,
Fiscal 1997 (1) (2) (3)
Online service revenues   $ 311,132  $ 351,220 $ 381,486  $385,607 $1,429,445
Other revenues               38,850     58,192    68,605    90,136    255,783
Total revenues              349,982    409,412   450,091   475,743  1,685,228
Loss from operations      (356,144)   (127,738)   (6,715)  (15,049)  (505,646)
Net loss                  (353,689)   (129,105)   (4,734)  (11,819)  (499,347)
Net loss per share       $   (3.80)  $   (1.37) $  (0.05) $  (0.12) $   (5.22)


Fiscal 1996 (2) (4)
Online service revenues  $  178,479  $ 224,525  $ 285,481 $ 303,171 $ 991,656
Other revenues               19,423     24,620     26,859    31,296   102,198
Total revenues              197,902    249,145    312,340   334,467 1,093,854
Income (loss) from
   operations                (6,803)    14,994     24,720    32,332    65,243
Net income (loss)           (10,907)     9,530     15,127    16,066    29,816
Net income (loss) per
    share                $    (0.14) $    0.09  $    0.14 $    0.14  $   0.28

(1) Net loss in the fiscal year ended June 30, 1997, includes charges of approximately $385.2 million in the quarter ended September 30, 1996, for the write-off of deferred subscriber acquisition costs, approximately $48.6 million in the quarter ended December 31, 1996, for a restructuring charge, $24.3 million in the quarter ended December 31, 1996, for a legal settlement and approximately $24.5 million in the quarter ended June 30, 1997, for contract termination charges.
(2) The sum of per-share earnings (loss) does not equal earnings (loss) per share for the year due to equivalent share calculations which are impacted by the Company's loss in the first quarter of 1996 and by fluctuations in the Company's common stock market prices in 1997 and 1996.
(3) The Company recorded a benefit of approximately $5.8 million in cost of revenues in the quarter ended June 30, 1997, resulting from the retroactive application of beneficial rates contained in certain new information provider contracts consummated in that quarter.
(4) Net income in the fiscal year ended June 30, 1996, includes charges of approximately $17.0 million in the quarter ended September 30, 1995, for acquired research and development, $8.0 million in the quarter ended June 30, 1996, for the settlement of a class action lawsuit, and approximately $0.8 million in the quarter ended March 31, 1996, for merger expenses.