Form 10-Q
period 1997-09-30
AMERICA ONLINE INC
filed 1997-11-14
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended:    September 30, 1997

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

               Yes           X               No

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
    Shares outstanding on October 31, 1997                 102,910,389


                              AMERICA ONLINE, INC.

                                      INDEX
                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets-September 30, 1997
          and June 30, 1997                                 3

          Consolidated Statements of Operations-Three
          months ended September 30, 1997 and 1996          4

          Consolidated Statements of Cash Flows-Three
          months ended September 30, 1997 and 1996          5

          Notes to Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                          12


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                  23

Item 6. Exhibits and Reports on Form 8-K                   23

Signatures                                                 24


[CAPTION]
AMERICA ONLINE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                                       September 30,   June 30,
                                                            1997         1997
ASSETS                                                  (Unaudited)

Current assets:
  Cash and cash equivalents                                  $178,646  $124,340
  Short-term investments                                          255       268
  Trade accounts receivable                                    68,286    65,306
  Other receivables                                            28,021    26,093
  Prepaid expenses and other current assets                    98,363   107,466
     Total current assets                                     373,571   323,473

Property and equipment at cost, net                           265,306   233,129

Other assets:
  Restricted cash                                              50,000    50,000
  Product development costs, net                               77,553    72,498
  License rights, net                                          17,439    16,777
  Other assets including available-for-sale securities        135,087    84,618
  Deferred income taxes                                        44,011    24,410
  Goodwill, net                                                40,629    41,783
                                                           $1,003,596  $846,688

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                      $77,226   $69,703
  Other accrued expenses and liabilities                      297,071   297,298
  Deferred revenue                                            159,192   166,007
  Accrued personnel costs                                      22,334    20,008
  Current portion of long-term debt                             1,890     1,454
     Total current liabilities                                557,713   554,470

Long-term liabilities:
  Notes payable                                                77,358    50,000
  Deferred income taxes                                        44,011    24,410
  Deferred revenue                                             86,632    86,040
  Minority interests                                              732     2,674
  Other liabilities                                               959     1,060
    Total liabilities                                         767,405   718,654

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, 1,000 shares issued and outstanding
    at September 30, 1997 and June 30, 1997                         1         1
  Common stock, $.01 par value, 300,000,000 shares
    authorized, 102,157,066 and 100,188,971 shares
    issued and outstanding at September 30, 1997
    and June 30, 1997, respectively                             1,022     1,002
  Unrealized gain on available-for-sale securities             29,771    16,924
  Additional paid-in capital                                  693,347   617,221
  Accumulated deficit                                       (487,950) (507,114)
    Total stockholders' equity                                236,191   128,034
                                                           $1,003,596  $846,688
See accompanying notes.

[CAPTION]
AMERICA ONLINE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share data)

                                               Three months ended September 30,
                                                      1997        1996
                                                        (Unaudited)
Revenues:

  Online service revenues                             $434,167   $311,132

  Other revenues                                        87,471     38,850

    Total revenues                                     521,638    349,982

Costs and expenses:

  Cost of revenues                                     327,001    201,154

  Marketing:
    Marketing                                           97,802     79,143
    Write-off of deferred subscriber
    acquisition costs                                        -    385,221

  Product development                                   15,815     18,584

  General and administrative                            54,311     20,104

  Restructuring charge                                  (1,306)         -

  Amortization of goodwill                               1,676      1,920

    Total costs and expenses                           495,299    706,126

Income (loss) from operations                           26,339   (356,144)

Other income                                             5,327      2,455

Income (loss) before provision for income taxes         31,666   (353,689)

Provision for income taxes                             (12,502)         -

Net income (loss)                                      $19,164 $ (353,689)


Earnings (loss)  per share:                              $0.16 $    (3.80)

Weighted average shares outstanding                    118,880     93,169

See accompanying notes.

[CAPTION]
AMERICA ONLINE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

                                              Three months ended September 30,
                                                      1997          1996
                                                         (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                     $19,164   $ (353,689)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Write-off of deferred subscriber
         acquisition costs                                   -       385,221
      Non-cash restructuring charges                     (1,306)           -
      Depreciation and amortization                      25,522       12,673
      Amortization of subscriber acquisition
         costs                                                -       59,189
      Compensatory stock options                         20,141            -
      Deferred income taxes                              12,502            -
      Changes in assets and liabilities:
        Trade accounts receivable                        (3,049)       8,631
        Other receivables                                (1,151)     (12,682)
        Prepaid expenses and other current assets         9,155          195
        Deferred subscriber acquisition costs                 -     (130,229)
        Other assets                                    (19,374)      (2,862)
        Trade accounts payable                            7,926        8,670
        Accrued personnel costs                           2,349       (7,179)
        Other accrued expenses and liabilities           13,472        2,224
        Deferred revenue                                 (6,223)       7,643
        Other liabilities                                  (101)        (155)

        Total adjustments                                59,863      331,339

Net cash provided by (used in) operating activities      79,027      (22,350)

Cash flows from investing activities:
  Purchase of property and equipment                    (65,507)     (14,505)
  Product development costs                             (13,203)     (15,505)
  Other investing activities                               (429)        (844)

Net cash used in investing activities                   (79,139)     (30,854)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock in
      subsidiary                                              -       15,000
  Proceeds from issuance of common stock                 25,264       11,529
  Proceeds (payments) on long-term debt                     803         (284)
  Proceeds from note payable                             28,500            -
  Payments under capital lease obligations                 (149)        (308)

Net cash provided by financing activities                54,418       25,937

Net increase (decrease) in cash and cash
    equivalents                                          54,306      (27,267)
Cash and cash equivalents at beginning of period        124,340      118,421

Cash and cash equivalents at end of period              178,646       91,154

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                             $1,033         $424
    Income taxes                                              -            -

See accompanying notes.


                              AMERICA ONLINE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals (with the exception of the adjustment discussed in Note 2 of the Notes to Consolidated Financial Statements), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

     In January 1997, the Securities and Exchange Commission issued new rules requiring disclosure of the Company's accounting policies for derivatives and market risk disclosure. The Company does not have any derivative financial instruments as of September 30, 1997, and believes that the interest rate risk associated with its borrowings and market risk associated with its available-for-sale securities are not material to the results of operations or financial position of the Company.

Note 2.  Change in Accounting Estimate

     As a result of a change in accounting estimate, the Company recorded a charge of $385.2 million as of September 30, 1996, representing the balance of deferred subscriber acquisition costs as of that date. The Company had previously deferred the cost of certain marketing activities, to comply with the criteria of Statement of Position 93-7 "Reporting on Advertising Costs", and then amortized those costs over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. The Company's changing business model, which includes flat-rate pricing for its online service, is expected to increasingly reduce its reliance on online service subscriber revenues for the generation of revenues and profits. This changing business model, coupled with a lack of historical experience with flat-rate pricing, created uncertainties regarding the level of expected future economic benefits from online service subscriber revenues (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). As a result, the Company believed it no longer had an adequate accounting basis to support recognizing deferred subscriber acquisition costs as an asset.

Note  3.  Restructuring Charge

     In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $48.6 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees, and the shutdown of certain operating divisions and subsidiaries. As of September 30, 1997, substantially all of the restructuring activities have been completed and the Company reversed $1.3 million of the original restructuring accrual.

Note 4.  Income Taxes

     The effective income tax rate varied from the federal statutory tax rate as follows:


                                          Three months ended
                                            September 30,
                                         1997          1996

Statutory rate                          35.0%          35.0%
State income taxes - net of federal
       income tax benefit                3.0            3.0
Valuation allowance on net deferred
       tax benefit                         -          (38.0)
Other                                    1.5              -
Effective tax rate                      39.5%             -


     As of September 30, 1997, the Company had available net operating loss carryforwards of approximately $878.2 million for tax purposes, which will be available, subject to certain annual limitations, to offset future taxable income. If not used, these loss carryforwards will expire between 2001 and 2012. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1997 and 1996 are as follows:


                                                       September 30,
(In thousands)                                       1997            1996
  Deferred tax liabilities:
   Capitalized software costs                  $    25,765       $ 18,662
   Unrealized gain on available-for-sale
          securities                                18,246              -
       Net deferred tax liabilities            $    44,011       $ 18,662

  Deferred tax assets:
    Net operating loss carryfoward             $   333,726       $178,158
    Other                                            7,288              -
      Total deferred tax assets                    341,014        178,158
    Valuation allowance for deferred assets       (297,003)      (159,496)
    Net deferred tax assets                    $    44,001       $ 18,662


Note 5.  Legal Proceedings

     The Company is involved in various legal proceedings, including pending litigation. In February 1997, a class action lawsuit (Orman v. America Online, Inc., et al.) was filed against the Company, its officers and directors and its outside auditors alleging violations of the federal securities laws between August 10, 1995 and October 29, 1996. In July 1997, the court dismissed the complaint, finding that the allegations of the complaint were not sufficiently specific. The plaintiffs filed an amended complaint in September 1997, this time naming only the Company, its Chief Executive Officer and its Chief Financial Officer as defendants. The court has declined to dismiss the amended complaint and the case will now be litigated. A shareholder derivative suit related to the Orman lawsuit has also been filed in Delaware chancery court against certain current and former directors of the Company. The Company believes that it has valid defenses to all litigation pending against it, including the Orman case, and all cases against the Company are, and will continue to be, vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's operating results or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of
certain pending litigation.   Management believes, however, that the ultimate
outcome of all pending litigation should not have a material adverse effect on the Company's financial position.

Note 6.  Note Payable

     During September 1997, the Company borrowed $28.5 million in a refinancing of one of its office buildings. The note is collateralized by the Company's office building and carries interest at a fixed rate of 7.46%. The note amortizes on a straight-line basis over a term of 25 years and if not paid in full at the end of 10 years the interest rate, from that point forward, is subject to adjustment.

Note 7.  Earnings (Loss) per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share would have been $0.19 and ($3.80) for the three months ended September 30, 1997 and 1996, respectively. The impact of SFAS No. 128 on the calculation of diluted net income per share for the aforementioned periods would not have been material. The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income (loss) per share data presented will be restated to conform to the provisions of SFAS No. 128.

Note  8.  Business Developments

     On September 8, 1997, the Company announced that, in exchange for its ANS Communications, Inc. ("ANS") subsidiary, it will acquire CompuServe Corp.'s ("CompuServe") worldwide online services business from WorldCom, Inc. ("WorldCom") and receive approximately $175 million in cash (the "Purchase and Sale"). Upon completion of the Purchase and Sale, the Company's European partner, Bertelsmann AG, will pay an additional $75 million to the Company and each company will invest $25 million in an expanded joint venture to operate CompuServe's European online service. The Company will generate approximately $225 million in cash as a result of the aforementioned transactions. The Company also agreed that it will, upon closing of the Purchase and Sale, enter into a five year network services agreement with WorldCom which will provide the Company with significantly expanded network capacity for the Company's online service at favorable prices. In connection with these transactions, the Company expects to realize a gain of $300 million to $400 million, which will be recognized over the five year term of the network services agreement with WorldCom. The Company announced on November 10, 1997, that the Antitrust Division of the U.S. Department of Justice has advised the Company that it is permitting the statutory waiting period required for the AOL-WorldCom, Inc. - ANS Communications, Inc. - CompuServe transactions to expire without seeking additional information. On November 11, 1997, the Company was informed that the German Federal Cartel Office would not object to the consummation of the transactions. The transactions outlined above are subject to certain closing conditions, including CompuServe shareholder approval, but are expected to close on or before March 1, 1998.

     At September 30, 1997, ANS had assets of $101.8 million (including $4.9 million in intercompany receivables), liabilities of $54.0 million and stockholder's equity of $47.8 million. The major components of assets were $32.4 million in goodwill and $31.4 million in property and equipment. The major components of liabilities were $33.8 million in other accrued expenses and liabilities and $13.6 million in trade accounts payable. For the quarter ended September 30, 1997, ANS' third party revenues (excluding intercompany revenues) totaled $9.6 million and are included in other revenues in the Consolidated Statements of Operations.

Note  9.  Subsequent Event

     On November 12, 1997, the Company offered for sale $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (not including $50 million principal amount of notes subject to an over-allotment option). The notes are convertible into the Company's common stock at a conversion rate of 9.5797 shares of common stock for each $1,000 principal amount of the notes (equivalent to a conversion price of $104.3875 per share), subject to adjustment in certain events. The Company expects to close the sale and receive the proceeds on November 17, 1997, subject to certain closing conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

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

     In July 1997, the Company introduced premium games services, for which members pay $1.99 per hour (after any free hours offered under promotional programs) in addition to the regular monthly membership fee and hourly usage charges as set forth above.

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

     An important component of the Company's business strategy is an increasing reliance on other revenue sources including the sale of merchandise, advertising and related revenues, and transaction fees associated with electronic commerce. The Company recognizes that this reliance on other revenue sources carries a higher degree of business risk than do the other factors described below. Another important factor in the Company's business strategy is the further reduction of the costs of operating the Company's data network, on a per-hour basis, through the continuing build-out and efficient traffic management of AOLnet, the Company's TCP/IP network. The Company also anticipates marketing expenses as a percentage of revenues to be lower in fiscal 1998 than they were in fiscal 1997 (absent the effects of capitalization and amortization), primarily as a result of the improved value proposition offered by flat-rate pricing, which is expected to provide improved subscriber acquisition and retention rates, as compared to rates achieved prior to flat-rate pricing. The Company's marketing strategy is expected to place a greater emphasis on brand advertising as well as cost-effective bundling agreements, whereby the Company's product is widely distributed with new personal computers, the Windows operating system and other peripheral computer equipment. Although the Company will continue to market its products via direct mail programs, such programs are expected to be more cost-efficient, as they will be directed to more narrowly targeted consumer groups.

     The growth of other revenues is important to the Company's business objectives, as they provide an important contribution to the Company's operating margins. In the first quarter of fiscal 1998, other revenues represented approximately 17% of total revenues, compared to approximately 11% in the first quarter of fiscal 1997. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the change in its business model into one in which increasingly more revenues are generated from sources other than online service subscription revenues, such as advertising and electronic commerce. The Company expects that the growth in other revenues, assuming such growth continues, will result in other revenues representing an increasing portion of total revenues, and is anticipated to provide the Company with the opportunity and flexibility to fund the costs associated with flat-rate pricing as well as programs designed to grow the subscriber base and meet other business objectives. Other revenues are generated primarily from electronic commerce and advertising, and include the sale of merchandise by the Company (principally computer hardware and software and AOL merchandise), as well as fees received from the sale of advertising, fees received from companies who market their products through the AOL service, and commission fees associated with the Company's co-branded VISA credit card. Advertising revenues are expected to grow in importance as the Company attempts to leverage its large and growing subscriber base. The Company is able to offer its advertising partners a variety of customized programs, which may include guaranteed numbers of impressions and select sponsorship of particular online areas for designated time periods. In the past, electronic commerce revenues earned from companies who marketed their products on the AOL service were generally commission-based. In the future, the Company anticipates that a higher proportion of these types of revenues will be derived from fixed fees charged to these merchants, rather than being based on transaction volumes. As merchants realize the value of reaching the Company's large subscriber base, the Company expects to earn additional revenues by offering selected merchants exclusive rights to market their particular class of goods or services within the Company's online service.

     The Company's operating margin declined in fiscal 1997, driven by the impact of the Company's switch to flat-rate pricing in December 1996 and a concomitant dramatic increase in member usage. Average monthly subscriber usage in the first quarter of fiscal 1997, the last quarter before the introduction of flat-rate pricing, was approximately 7 hours. In the first quarter of fiscal year 1998, average monthly subscriber usage had increased to approximately 20 hours. Due to the lack of historical operating experience under a flat-rate pricing structure, the Company is unsure whether these usage statistics will continue to trend upward. If usage trends continue to increase, further pressures on operating margins may result. The impact of increased usage on operating margins, if it occurs, could be offset, in whole or in part, by increases in other revenues, increased data network operating efficiencies, reductions in marketing and other operating expenses, pricing changes or other factors.

     The Company competes in the highly competitive businesses of online and Internet services, advertising and electronic commerce. Internet service providers and online services, including the Microsoft Network , Prodigy Services Company, CompuServe Corporation and various national and local Internet service providers, as well as long distance and regional telephone and cable companies, including, among others, AT&T Corp., MCI Communications Corporation and various regional Bell operating companies, @Home Network, and WebTV currently compete with the Company for both subscribers and for advertising and electronic commerce revenues. The products and services offered by the Company are thus available not only from other online service companies, but also from web-based internet service providers using industry-standard browser and navigational software, from telephone companies who may offer such services directly to their customers as part of their telephone service and from suppliers of operating systems who may incorporate functional equivalents to the Company's services in their products. The Company also competes for advertising and electronic commerce revenues with major Web sites operated by search services and other companies such as Yahoo! Inc., Netscape Communications Corporation, Infoseek Corporation, CNET, Inc., Lycos, Inc., and Excite, Inc., with global media companies such as newspapers, radio and television stations and content providers such as The Walt Disney Company and Time Warner, Inc. and with direct marketing and telemarketing companies. The Company has recently entered into an agreement with WorldCom, Inc. to acquire CompuServe Corporation's online services businesses, although there can be no assurance that the acquisition will be consummated (see Note 8 of the Notes to Consolidated Financial Statements). Some of the present competitors and potential future competitors of the Company may have greater financial, technical, marketing and/or personnel resources than the Company. The Company believes the principal competitive factors in the online and Internet services industries include, with respect to competition for subscribers, product features and quality, ease of use, access to distribution channels, strategic alliances, brand recognition, reliability and price, and with respect to advertising and electronic commerce revenues, numbers of visitors to an online or Internet site, duration and frequency of visits, and demographics of visitors. The Company believes that it currently competes effectively in these areas. The competitive environment could have the following effects: require the Company to implement new pricing programs that could result in lower prices and increased spending on marketing, network capacity, content procurement and product development; limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limit its ability to develop new products and services; limit the Company's ability to grow its subscriber base; result in increased attrition in the Company's subscriber base; and negatively impact the Company's ability to meet its business objective of changing its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce. Any of the foregoing events could have an impact on revenues and result in an increase in costs as a percentage of revenues and may have a material adverse effect on the Company's business, financial condition and operating results.

Results of Operations

Online Service Revenues

     For the three months ended September 30, 1997, online service revenues increased from $311.1 million to $434.2 million, or 40%, over the three months ended September 30, 1996. This increase was primarily attributable to a 39% increase in the average number of AOL North American subscribers for the quarter ended September 30, 1997, compared to the prior year comparable quarter, and a 3% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $16.86 in the three months ended September 30, 1996 to $17.36 in the three months ended September 30, 1997. This increase was principally attributable to a reduction in bad debt associated with service revenues in the quarter ended September 30, 1997.

Other Revenues

     For the three months ended September 30, 1997, other revenues, which consist principally of electronic commerce and advertising revenues, as well as data network service revenues, increased from $38.9 million to $87.5 million , or 125%, over the three months ended September 30, 1996. This increase was primarily attributable to an increase in advertising and electronic commerce revenues, driven primarily by more advertising on the Company's online service and increases in the sale of merchandise, primarily due to an expanded number of products offered for sale to the Company's larger membership base. Advertising and electronic commerce transaction fees increased by 328%, from $10.2 million in the three months ended September 30, 1996, to $43.7 million in the three months ended September 30, 1997, of which $14.2 million relates to an agreement with Tel-Save, Inc. Merchandise sales increased by 39%, from $17.7 million in the three months ended September 30, 1996, to $24.6 million in the three months ended September 30, 1997. At September 30, 1997, the Company's advertising and electronic commerce backlog, representing the contract value of advertising and electronic commerce agreements signed, less revenues already recognized from these agreements, was approximately $224 million.

Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data network costs, personnel and related costs associated with operating the data centers, data network and providing customer support, host computer and network equipment costs, the costs of merchandise sold, royalties paid to information and service providers and product development amortization expense. For the three months ended September 30, 1997, cost of revenues increased from $201.2 million to $327.0 million, or 63%, over the three months ended September 30, 1996, and increased as a percentage of total revenues from 57.5% to 62.7%.

     The increase in cost of revenues for the three month period ended September 30, 1997 was primarily attributable to increases in data network costs, host computer and network equipment costs, and personnel and related costs associated with operating the data centers, data network and providing customer support. Data network costs increased primarily as a result of the larger customer base and more usage by customers. Host computer and network equipment costs, consisting of lease, depreciation and maintenance expenses, increased as a result of additional host computer and network equipment, necessitated by the larger customer base and more usage by customers. Personnel and related costs associated with operating the data centers, data network and providing customer support increased primarily as a result of the requirements of supporting a larger data network and a larger customer base.

     The increase in cost of revenues as a percentage of total revenues for the three months ended September 30, 1997 was primarily attributable to increases in host computer and network equipment costs and personnel and related costs associated with operating the data centers, data network and providing customer support, partially offset by a decrease in royalties paid to information and service providers.

     The Company is building AOLnet, a TCP/IP data network, in order to increase its network capacity, provide its members with higher speed access, and reduce data network costs on a per hour basis. As the Company rapidly builds AOLnet, it plans to continue to manage a high percentage of its total traffic to this network and to negotiate more favorable pricing based on volume discounts, which would lead to a lower overall data network per hour cost.

     On September 8, 1997, the Company announced that, in exchange for its ANS Communications, Inc. ("ANS") subsidiary, it will acquire CompuServe Corp.'s ("CompuServe") worldwide online services business from WorldCom, Inc. ("WorldCom") and receive approximately $175 million in cash. The Company also agreed that it will, upon closing of the aforementioned transaction, enter into a five year network services agreement with WorldCom which will provide the Company with significantly expanded network capacity for the Company's online service at favorable prices, and higher speed access as it becomes commercially available (refer to Note 8 of the Notes to Consolidated Financial Statements). ANS is an important component of the portfolio of suppliers which comprise AOLnet, and, under the network services agreement with WorldCom, will continue to be so in the future. The network services agreement with WorldCom is structured in such a manner that the Company anticipates its network costs will be at a level no greater that the Company would expect to incur if it continued to own ANS, thereby achieving a key benefit of ownership without the potential risks associated with ownership.

Marketing and Write-off of Deferred Subscriber Acquisition Costs

     Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For the three months ended September 30, 1997, marketing expenses increased from $79.1 million to $97.8 million, or 24%, over the three months ended September 30, 1996, and decreased as a percentage of total revenues from 22.6% to 18.7%.

     The increase in marketing expenses for the three month period ended September 30, 1997, was primarily attributable to an increase in subscriber acquisition expenses, which were impacted by a change in accounting estimate at September 30, 1996, that resulted in subscriber acquisition costs being currently expensed for periods subsequent to the first quarter of fiscal 1997, versus being capitalized and amortized over twenty-four months in the first quarter of fiscal 1997 and prior. The decrease in marketing expenses as a percentage of total revenues for the three months ended September 30, 1997 was primarily attributable to a decrease in subscriber acquisition expenses, as a percentage of total revenues, partially offset by an increase in other general marketing expenses, principally related to an increase in personnel costs. As a result of the aforementioned change in accounting estimate, the balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385.2 million, was written off. For additional information regarding this change, refer to Note 2 of the Notes to Consolidated Financial Statements.

     For the three months ended September 30, 1997, marketing expenses, before capitalization and amortization, decreased from $150.2 million to $97.8 million, or 35%, over the three months ended September 30, 1996, and decreased as a percentage of total revenues from 42.9% to 18.7%. The decrease in marketing expenses, for the three months ended September 30, 1997, before capitalization and amortization, was primarily attributable to a decrease in subscriber acquisition expenses, offset in part by an increase in other general marketing expenses, principally related to an increase in personnel costs. The decrease in marketing expenses as a percentage of total revenues for the three months ended September 30, 1997, before capitalization and amortization, was primarily attributable to a decrease in subscriber acquisition expenses.

Product Development

     Product development costs include research and development expenses and other product development costs. For the three months ended September 30, 1997, product development costs decreased from $18.6 million to $15.8 million, or 15%, over the three months ended September 30, 1996, and decreased as a percentage of total revenues from 5.3% to 3.0%. The decrease in product development costs was primarily due to a relatively flat level of personnel expense in the two quarterly periods, which was impacted by the terminations which took place in the Company's second quarter fiscal 1997 restructuring, combined with an increase in the overall percentage of product development costs capitalized.
The decrease in product development costs as a percentage of total revenues was primarily a result of the decrease in product development costs as well as the substantial growth in revenues.

General and Administrative

     For the three months ended September 30, 1997, general and administrative expenses increased from $20.1 million to $54.3 million, or 170%, over the three months ended September 30, 1996, and increased as a percentage of total revenues from 5.7% to 10.4%. The increase in general and administrative costs, and such costs as a percentage of total revenues, was primarily attributable to higher personnel costs, which included compensatory stock option charges related to the planned sale of ANS. In addition, there were increases in professional fees, principally related to legal matters, as well as facility related costs.

Amortization of Goodwill

     Goodwill is being amortized on a straight-line basis over periods ranging from two to ten years. For the three months ended September 30, 1997, amortization of goodwill decreased from $1.9 million to $1.7 million for the three months ended September 30, 1996. The decrease in amortization of goodwill in the three month period ended September 30, 1997 is primarily attributable to a write-off of the goodwill associated with GNN, partially offset by goodwill associated with various purchases of companies made by the Company subsequent to the first quarter of fiscal 1997. In connection with the fiscal 1997 restructuring charge (see Note 3 of the Notes to Consolidated Financial Statements), the Company wrote-off approximately $8.2 million of capitalized goodwill associated with GNN.

Restructuring Charge

     In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $48.6 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees, and the shutdown of certain operating divisions and subsidiaries. As of September 30, 1997, substantially all of the restructuring activities have been completed and the Company reversed $1.3 million of the original restructuring accrual.

Other Income

     Other income consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $5.3 million and $2.5 million in the three months ended September 30, 1997 and 1996, respectively. The increase in other income for the three months ended September 30, 1997, was primarily attributable to the sale of certain available-for-sale securities and the allocation of minority interest losses partially offset by non-operating losses related to various investments.

Provision for Income Taxes

     The provision for income taxes was $12.5 million and $0 in the three months ended September 30, 1997 and 1996, respectively. For additional information regarding income taxes, refer to Note 4 of the Notes to Consolidated Financial Statements.

Net Income (Loss)

     Net income was $19.2 million in the three months ended September 30, 1997 compared to a net loss of $353.7 million in the three months ended September 30, 1996. The net loss in the three months ended September 30, 1996 included $385.2 million for the write-off of deferred subscriber acquisition costs.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations and the sale of its capital stock. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by (used in) operating activities was $79.0 million and ($22.4) million in the three months ended September 30, 1997 and 1996, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $130.2 million in the three months ended September 30, 1996. Net cash used in investing activities was $79.1 million and $30.9 million in the three months ended September 30, 1997 and 1996, respectively. Included in investing activities for the three months ended September 30, 1997 was $65.5 million for the purchase of property and equipment. Net cash provided by financing activities was $54.4 million and $25.9 million in the three months ended September 30, 1997 and 1996, respectively. Included in financing activities for the three months ended September 30, 1997 were $28.5 million in proceeds from a note payable and $25.3 million in proceeds from the sale of common stock pursuant to the exercise of employee stock options. At September 30, 1997, the Company had a working capital deficiency of $184.1 million, compared to a working capital deficiency of $231.0 million at June 30, 1997. The improvement in working capital was primarily related to an increase in cash and cash equivalents of $54.3 million.

     On November 12, 1997, the Company offered for sale $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (not including $50 million principal amount of notes subject to an over-allotment option). The notes are convertible into the Company's common stock at a conversion rate of 9.5797 shares of common stock for each $1,000 principal amount of the notes (equivalent to a conversion price of $104.3875 per share), subject to adjustment in certain events. The Company expects to close the sale and receive the proceeds on November 17, 1997, subject to certain closing conditions. In addition, the Company is planning to close a credit facility in the second quarter of fiscal 1998 in the additional principal amount of $150 million.

     On September 8, 1997, the Company announced that, in exchange for its ANS Communications, Inc. ("ANS") subsidiary, it will acquire CompuServe Corp.'s ("CompuServe") worldwide online services business from WorldCom, Inc. ("WorldCom") and receive approximately $175 million in cash (the "Purchase and Sale"). Upon completion of the Purchase and Sale, the Company's European partner, Bertelsmann AG, will pay an additional $75 million to the Company and each company will invest $25 million in an expanded joint venture to operate CompuServe's European online service. The Company will generate approximately $225 million in cash as a result of the aforementioned transactions. The Company also agreed that it will, upon closing of the Purchase and Sale, enter into a five year network services agreement with WorldCom which will provide the Company with significantly expanded network capacity for the Company's online service at favorable prices. In connection with these transactions, the Company expects to realize a gain of $300 million to $400 million, which will be recognized over the five year term of the network services agreement with WorldCom. The Company announced on November 10, 1997, that the Antitrust Division of the U.S. Department of Justice has advised the Company that it is permitting the statutory waiting period required for the AOL-WorldCom, Inc. - ANS Communications, Inc. - CompuServe transactions to expire without seeking additional information. On November 11, 1997, the Company was informed that the German Federal Cartel Office would not object to the consummation of the transactions. The transactions outlined above are subject to certain closing conditions, including CompuServe shareholder approval, but are expected to close on or before March 1, 1998.

     In May 1996, the Company entered into a joint venture with Mitsui & Co., (Mitsui) and Nihon Keizai Shimbun, Inc. (Nikkei) to offer interactive online services in Japan. In connection with the agreement, the Company received approximately $28 million through the sale of convertible preferred stock to Mitsui. The preferred stock has an aggregate liquidation preference of approximately $28 million and accrues dividends at a rate of 4% per annum. Accrued dividends can be paid in the form of additional shares of preferred stock. During May 1998, the preferred stock, together with accrued but unpaid dividends, automatically converts into shares of common stock based on the fair market value of common stock at the time of conversion.

     The Company leases the majority of its facilities and equipment under non-cancelable operating leases, and is building AOLnet, its data communications network, as well as expanding its host server and data center capacity. The buildout of AOLnet and the expansion of host server and data center capacity requires a substantial investment in telecommunications and server equipment, as well as facilities. The Company plans to continue making significant investments in these areas. The Company plans to fund these investments, which are anticipated to be between $600 million and $800 million in fiscal 1998, through a combination of leases, debt financing (see above) and cash purchases.

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

Seasonality

     In 1996, the Company began to see the effects of seasonality in both member acquisitions and in the amount of time spent by customers using its services. The Company may have experienced the effects of seasonality in previous periods, but the effects, if any, were not discernible due to the masking effect resulting from the Company's substantial growth rates in those periods. The Company expects that seasonality will have an effect in the future. The growth in the subscriber base is expected to be highest in the second and third fiscal quarters, when sales of new computers and computer software are highest due to the holiday season.

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

     Factors related to increased competition from existing and new competitors, including price reductions and increased spending on marketing, network capacity, content procurement and product development; limitations on the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limitations on its ability to develop new products and services; limitations on its ability to continue to grow its subscriber base; increased subscriber acquisition costs; lower average monthly revenue per subscriber, increased attrition in the Company's subscriber base and a negative impact to the Company's ability to meet its business objective of changing its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce.

     Factors related to the standard monthly membership fee (the Flat-Rate
Plan), and other new pricing alternatives, which became available December 1, 1996, including uncertainty of the following: the effect on average cost-per-subscriber acquisition and retention costs; the amount of time spent by members using the AOL service under each pricing alternative; and the percentage of members who sign up under each pricing alternative relative to their usage patterns.

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

     The effects of, and changes in, trade, monetary and fiscal policies, U.S. and foreign laws and regulations, other activities of governments, agencies and similar organizations, and social and economic conditions, such as trade restrictions or prohibitions, inflation and monetary fluctuations, import and other charges, or federal, state, local and other taxes.

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


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is involved in various legal proceedings, including pending litigation. In February 1997, a class action lawsuit (Orman v. America Online, Inc., et al.) was filed against the Company, its officers and directors and its outside auditors alleging violations of the federal securities laws between August 10, 1995 and October 29, 1996. In July 1997, the court dismissed the complaint, finding that the allegations of the complaint were not sufficiently specific. The plaintiffs filed an amended complaint in September 1997, this time naming only the Company, its Chief Executive Officer and its Chief Financial Officer as defendants. The court has declined to dismiss the amended complaint and the case will now be litigated. A shareholder derivative suit related to the Orman lawsuit has also been filed in Delaware chancery court against certain current and former directors of the Company. The Company believes that it has valid defenses to all litigation pending against it, including the Orman case, and all cases against the Company are, and will continue to be, vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's operating results or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of
certain pending litigation.   Management believes, however, that the ultimate
outcome of all pending litigation should not have a material adverse effect on the Company's financial position.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit 10.1 Nondisclosure and Nonsolicitation Agreement with Bruce R. Bond dated as of September 7, 1997

     (b)  Reports on Form 8-K

     Form      Item #    Description                        Filing Date
     Form 8-K  5, 7      Press Release announcing America   September 15, 1997
                         Online, Inc. to acquire Compuserve
                         Online Services, receive cash and
                         gain significant network commitments
                         in agreements with WorldCom, Inc.
                         and Bertelsmann AG

                              AMERICA ONLINE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERICA ONLINE, INC.


DATE: November 14, 1997         SIGNATURE:   /s/Stephen M. Case
                                             Stephen M. Case
                                             Chief Executive Officer




DATE: November 14, 1997         SIGNATURE:   /s/Lennert J. Leader
                                             Lennert J. Leader
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)