Form 10-Q
period 1997-12-31
AMERICA ONLINE INC
filed 1998-02-17
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the quarterly period ended:    December 31, 1997

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

               Yes           X               No

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
Shares outstanding on January 31, 1998                 105,105,940

                              AMERICA ONLINE, INC.

                                      INDEX
                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets-December 31, 1997
          and June 30, 1997                             3

          Consolidated Statements of Operations-Three
          months ended December 31, 1997 and 1996       4

          Consolidated Statements of Operations-Six
          months ended December 31, 1997 and 1996       4

          Consolidated Statements of Cash Flows-Six
          months ended December 31, 1997 and 1996       5

          Consolidated Statement of Changes in
          Stockholders' Equity - Six months ended
          December 31, 1997                             6

          Notes to Consolidated Financial Statements    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                     9


PART II.  OTHER INFORMATION


Signatures                                              21

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                               December 31,    June 30,
                                                  1997          1997
ASSETS                                         (Unaudited)

Current assets:
    Cash and cash equivalents                  $   581,200     $  124,340
    Short-term investments                             236            268
    Trade accounts receivable,net                   86,718         65,306
    Other receivables                               31,130         26,093
    Prepaid expenses and other current assets       81,150        107,466
     Total current assets                          717,434        323,473

Property and equipment at cost, net                336,097        233,129

Other assets:
    Restricted cash                                      -         50,000
    Product development costs, net                  83,635         72,498
    License rights,net                              13,890         16,777
    Investments including available-for-sale
           securities                               97,513         48,267
    Other assets                                    43,694         36,351
    Deferred income taxes                           48,165         24,410
    Goodwill, net                                   42,733         41,783
Total assets                                    $1,383,161     $  846,688

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                        $ 68,485      $  69,703
    Other accrued expenses and liabilities         301,275        297,298
    Deferred revenue                               174,392        166,007
    Accrued personnel costs                         31,385         20,008
    Current portion of long-term debt and
      capital lease obligations                      1,971          1,454
           Total current liabilities               577,508        554,470

Long-term liabilities:
    Notes payable                                  371,391         50,000
    Deferred income taxes                           48,165         24,410
    Deferred revenue                                79,384         86,040
    Minority interests                                 313          2,674
    Other liabilities                                  843          1,060
           Total liabilities                     1,077,604        718,654

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized, 1,000 shares issued and
    outstanding at December 31, 1997 and
    June 30, 1997                                        1              1
  Common stock, $.01 par value, 300,000,000
    shares authorized, 104,214,103 and 100,188,971
    shares issued and outstanding at December 31,
    1997 and June 30, 1997, respectively              1,042          1,002
  Additional paid-in-capital                        738,991        617,221
  Unrealized gain on available-for-sale
      securities                                     32,705         16,924
  Accumulated deficit                              (467,182)      (507,114)
      Total stockholders' equity                    305,557        128,034
      Total liabilities and stockholders'
         equity                                  $1,383,161     $  846,688

                             See accompanying notes.


AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

                                                  Three months
                                                     ended
                                                  December 31,
                                               1997         1996
                                            (Unaudited)  (Unaudited)
Revenues:

   Online service revenues                     $ 483,165   $ 351,220

   Advertising, commerce and other
        revenues                                 108,831      58,192

            Total revenues                       591,996     409,412

Costs and expenses:

   Cost of revenues                              385,986     261,888

   Marketing                                      96,820     151,834

   Product development                            23,632      19,755

   General and administrative                     50,663      29,157

   Amortization of goodwill                        2,161       1,589

   Restructuring charge                                -      48,627

   Settlement charge                              (1,009)     24,300

      Total costs and expenses                   558,253     537,150

Income (loss) from operations                     33,743    (127,738)

Other income (expense), net                          741      (1,367)

Income (loss) before provision for
   income taxes                                   34,484    (129,105)

Provision for income taxes                       (13,716)          -

Net income (loss)                                $20,768   $(129,105)


Earnings (loss) per share-diluted                 $ 0.17   $   (1.37)

Earnings (loss) per share-basic                   $ 0.20   $   (1.37)

Weighted average shares outstanding-diluted      120,379      94,284

Weighted average shares outstanding-basic        103,184      94,284

                             See accompanying notes.


AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

                                              Six months
                                                ended
                                              December 31,
                                           1997         1996
                                        (Unaudited)   (Unaudited)
Revenues:

   Online service revenues               $  917,332    $662,352

   Advertising, commerce and other
        revenues                            196,302      97,042

            Total revenues                1,113,634     759,394

Costs and expenses:

   Cost of revenues                         712,987     463,042

   Marketing
        Marketing                           194,622     230,977
        Write-off of deferred subscriber
             acquisition costs                    -     385,221

   Product development                       39,447      38,339

   General and administrative               104,974      49,261

   Amortization of goodwill                   3,837       3,509

   Restructuring charge                      (1,306)     48,627

   Settlement charge                         (1,009)     24,300

         Total costs and expenses         1,053,552   1,243,276

Income (loss) from operations                60,082    (483,882)

Other income, net                             6,068       1,088

Income (loss) before provision for
   income taxes                              66,150    (482,794)

Provision for income taxes                  (26,218)          -

Net income (loss)                       $    39,932   $(482,794)


Earnings (loss) per share-diluted         $    0.33   $   (5.15)

Earnings (loss) per share-basic           $    0.39   $   (5.15)

Weighted average shares outstanding-
      diluted                               119,376      93,727

Weighted average shares outstanding-
     basic                                  102,119      93,727

                             See accompanying notes.


AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)


                                                   Six months
                                                      ended
                                                   December 31,
                                                 1997        1996
                                                   (Unaudited)
Cash flows from operating activities:
  Net income (loss)                              $   39,932   $(482,794)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Write-off of deferred subscriber
    acquisition costs                                     -     385,221
  Non-cash restructuring charges                     (2,315)     19,937
  Depreciation and amortization                      56,843      28,363
  Amortization of subscriber acquisition costs            -      59,189
  Compensatory stock options                         23,629           -
  Deferred income taxes                              26,218           -
  Changes in assets and liabilities:
     Trade accounts receivable                      (21,480)     (3,258)
     Other receivables                               (4,260)      4,435
     Prepaid expenses and other current assets       26,383     (18,690)
     Deferred subscriber acquisition costs                -    (130,229)
     Other assets                                   (22,562)     (5,976)
     Trade accounts payable                          (1,064)     27,211
     Accrued personnel costs                         11,401      (6,241)
     Other accrued expenses and liabilities          19,985      93,017
     Deferred revenue                                 1,729      57,472
     Other liabilities                                 (217)       (255)

     Total adjustments                              114,290     510,196

Net cash provided by operating activities           154,222      27,402

Cash flows from investing activities:
  Purchase of property and equipment               (153,323)    (29,779)
  Product development costs                         (26,994)    (31,976)
  Other investing activities                         (2,345)     10,237

Net cash used in investing activities              (182,662)    (51,518)

Cash flows from financing activities:
  Proceeds from issuance of preferred stock
    in subsidiary                                         -      15,000
  Proceeds from issuance of common stock, net        51,025      21,337
  Proceeds (payments) on long-term debt                 735       (540)
  Proceeds from notes payable, net                  370,625           -
  Proceeds (payments) under capital lease
    obligations                                         (85)         87
  Restricted cash                                    50,000           -
  Payments on line of credit                        (50,000)          -

Net cash provided by financing activities           422,300      35,884

Net increase in cash and cash equivalents           393,860      11,768
Cash and cash equivalents at beginning of period    124,340     118,421

Cash and cash equivalents at end of period         $518,200    $130,189

Supplemental cash flow information
  Cash paid during the period for:
    Interest                                         $4,177    $    861
    Income taxes                                          -           -

                       See accompanying notes.



AMERICA ONLINE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
(Amounts in thousands, except share data)
(unaudited)

                                         Preferred Stock    Common Stock
                                         Shares  Amount    Shares   Amount


Balances at June 30, 1997                1,000    $  1    100,188,971   $1,002

Common stock issued:
    Exercise of options                      -        -     3,924,164       40
    Business acquisitions                                      33,724        -
    Sale of stock, net                                         67,244        -
Amortization of deferred compensation
Tax benefit related to stock options
Unrealized gain on available-for-sale
      securities
Net income                                    -        -            -        -

Balances at December 31, 1997             1,000    $   1   104,214,103   $1,042


                                             Unrealized
                                              gain on
                                 Additional available-for-
                                   Paid-in       sale      Accumulated
                                   Capital   securities      Deficit    Total


Balances at June 30, 1997         $617,221   $ 16,924      $(507,114)  $128,034

Common stock issued:
    Exercise of options             45,993          -              -     46,033
    Business acquisitions            2,866                                2,866
    Sale of stock                    2,986                                2,986
Amortization of deferred
   compensation                     23,629                               23,629
Tax benefit related to stock
    options                         26,218                               26,218
Unrealized gain on available-for-
   sale securities                  20,078      15,781                   35,859
Net income                               -           -         39,932    39,932

Balances at December 31, 1997     $738,991     $32,705      $(467,182) $305,557

See accompanying notes.


                              AMERICA ONLINE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals (with the exception of the adjustment discussed in Note 2 of the Notes to Consolidated Financial Statements), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

     In January 1997, the Securities and Exchange Commission issued new rules requiring disclosure of the Company's accounting policies for derivatives and market risk disclosure. The Company does not have any derivative financial instruments as of December 31, 1997, and believes that the interest rate risk associated with its borrowings and market risk associated with its available-for-sale securities are not material to the results of operations or financial position of the Company.

Note 2.  Change in Accounting Estimate

     As a result of a change in accounting estimate, the Company recorded a charge of $385.2 million as of September 30, 1996, representing the balance of deferred subscriber acquisition costs as of that date. The Company had previously deferred the cost of certain marketing activities, to comply with the criteria of Statement of Position 93-7 "Reporting on Advertising Costs", and then amortized those costs over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. The Company's changing business model, which includes flat-rate pricing for its online service, is expected to reduce its reliance on online service subscriber revenues for the generation of revenues and profits. This changing business model, coupled with a lack of historical experience with flat-rate pricing, created uncertainties regarding the level of expected future economic benefits from online service subscriber revenues (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). As a result, the Company believed it no longer had an adequate accounting basis to support recognizing deferred subscriber acquisition costs as an asset.


Note 3.  Income Taxes

     The effective income tax rate varied from the federal statutory tax rate as follows:


                                            Three Months    Six Months
                                               Ended           Ended
                                             12/31/97        12/31/97

Statutory rate                                35.0%           35.0%
State income taxes - net of federal
       income tax benefit                      3.0             3.0

Other                                          1.8             1.6
Effective tax rate                            39.8%           39.6%

     As of December 31, 1997, the Company had available net operating loss carryforwards of approximately $969.4 million for tax purposes, which will be available, subject to certain annual limitations, to offset future taxable income. If not used, these loss carryforwards will expire between 2001 and 2012. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. (See Note 7, Subsequent Events)

     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                           December 31,
(In thousands)                                           1997         1996
  Deferred tax liabilities:
   Capitalized software costs                         $28,087       $20,702
   Unrealized gain on available-for-sale securities    20,078             -
       Net deferred tax liabilities                   $48,165       $20,702

  Deferred tax assets:
    Net operating loss carryfowards                 $ 368,389      $221,996
    Other                                               7,217        14,107
      Total deferred tax assets                       375,606       236,103
    Valuation allowance for deferred assets          (327,441)     (215,401)
     Net deferred tax assets                        $  48,165      $ 20,702


Note 4.  Legal Proceedings

     The Company is involved in various legal proceedings, including pending litigation. In February 1997, a class action lawsuit (Orman v. America Online, Inc., et al.) was filed against the Company, its officers and directors and its outside auditors alleging violations of the federal securities laws between August 10, 1995 and October 29, 1996. In July 1997, the court dismissed the complaint, finding that the allegations of the complaint were not sufficiently specific. The plaintiffs filed an amended complaint in September 1997, this time naming only the Company, its Chief Executive Officer and its Chief Financial Officer as defendants. The court has declined to dismiss the amended complaint and the case is scheduled to be tried during 1998. A shareholder derivative suit related to the Orman lawsuit has also been filed in Delaware chancery court against certain current and former directors of the Company.

     The Company, one of its subsidiaries and two officers are named in a lawsuit alleging, among other matters, that the Company breached an agreement and has monopolized and attempted to monopolize an alleged market for online games. The complaint seeks $100 million in damages and requests other relief.

     The Company believes that it has valid defenses to all litigation pending against it, and all cases against the Company are, and will continue to be, vigorously defended. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of all pending litigation. It is possible that the Company's operating results or cash flows in a particular quarter or annual period or its financial position could be materially affected by an ultimate unfavorable outcome of certain pending
litigation.   Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's operating results, cash flows or financial position.

Note 5.  Notes Payable

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

     On November 17, 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 9.5797 shares of common stock for each $1,000 principal amount of the notes (equivalent to a conversion price of $104.3875 per share), subject to adjustment in certain events. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes. For additional information regarding the Notes, refer to Part II, Item 2.


Note 6.  Barter Transactions

     The Company barters advertising on the AOL service for products and services. Such transactions are recorded at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used.

Note  7.  Subsequent Events

     On January 9, 1998, the Company acquired Personal Library Software, Inc., a developer of information indexing and search technologies, in a transaction that will be accounted for under the purchase method of accounting. The total purchase price was approximately $15 million, comprised of approximately $9 million in stock and $6 million in assumed liabilities. In connection with this transaction, the Company expects to record a charge for acquired in-process research and development of approximately $9 million in the quarter ending March 31, 1998.

     On January 31, 1998, the Company consummated a Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and WorldCom, Inc. ("WorldCom") pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for $175 million ($162 million in cash after purchase price adjustments made at closing), and the online services business of Compuserve Corporation, which was acquired by WorldCom shortly before the consummation of the Purchase and Sale. Immediately after the consummation of the Purchase and Sale the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Each company invested an additional $25 million in cash in this joint venture. The Company generated approximately $212 million in cash as a result of the aforementioned transactions. Concurrently with the Purchase and Sale the Company also entered into a five year network services agreement with WorldCom which provides the Company with significantly expanded network capacity for the Company's online service at favorable prices, comparable to those expected to be paid as a network owner/operator. In connection with these transactions, the Company expects to realize a gain of $350 million to $400 million, which will be recognized on a straight-line basis as a reduction of cost of revenues over the five-year term of the network services agreement with WorldCom.

     At December 31, 1997, ANS had assets of $101.1 million (including $1.1 million in intercompany receivables), liabilities of $55.6 million and stockholders' equity of $45.5 million. The major components of assets were $36.9 million in property and equipment and $31.3 million in goodwill. The major component of liabilities was $46.9 million in other accrued expenses and liabilities. For the quarter ended December 31, 1997, ANS' third party revenues (excluding intercompany revenues) totaled $14.1 million and are included in advertising, commerce and other revenues in the Consolidated Statements of Operations.

     On February 6, 1998, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 600,000,000.

     The Company announced on February 9, 1998, that it will increase the price of its Flat-Rate Plan for the AOL service by $2.00 per month to $21.95 per month, in order to fund continued improvement of members' online experience and to keep pace with the cost of members' increased usage. The price increase will become effective at the start of each members' monthly billing cycle in April 1998. In addition, members may choose to pay for one year in advance at the monthly rate of $19.95, a $2.00 per month increase from the previous annual plan rate. Those subscribers who are currently on the annual plan will not be subject to an increase until their renewal date. The Company will continue to offer its other pricing plans with no changes.

     Also on February 9, 1998, the Company announced a series of organizational and management changes, including: organizing the Company's operations into three brand groups supported by certain common infrastructure services; and forming AOL Investments to manage the Company's investment portfolio. In connection with the Company's reorganization into three brand groups, the Company expects to incur a restructuring charge not to exceed $25 million in the quarter ending March 31, 1998. Principal items expected to be included in the charge are severance and related benefits for staff reductions, lease and contract terminations, and other costs.

     On February 10, 1998, the Company's Board of Directors approved a two-for-one common stock split, to be effected by dividending one additional share for each share owned on the record date, February 23, 1998. The payment date for the stock split is March 16, 1998. The impact of the stock split is not reflected in the accompanying financial statements.

     Beginning with the three months ending March 31, 1998, the Company will change its method of accounting for income taxes. Prior to January 1, 1998, the Company followed the practice of computing its tax provision on the assumption that stock option deductions were used first to offset its financial statement income, providing a charge in lieu of tax and crediting the resulting benefit to stockholders' equity. The Company will change its accounting for income taxes to recognize the tax benefits from stock option deductions after consideration of temporary differences and net operating losses determined without deduction for stock option plans. Based on the information available, the Company's provision for income taxes for the six months ended December 31, 1997 would be substantially eliminated due to the change in accounting for income taxes being retroactive to July 1, 1997.

Note 8.  Recent Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which requires companies to report by major components and in total, the change in its net assets during the period from non-owner sources. The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both Statements are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.


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

     The Company generates two types of revenues, online service revenues and advertising, commerce and other revenues. Online service revenues are generated from customers subscribing to the Company's online services. Advertising, commerce and other revenues are non-subscription based and are generated from the Company's base of subscribers as well as businesses. Advertising, commerce and other revenues consist of the sale of merchandise, advertising and related revenues, and transaction fees associated with electronic commerce, as well as other revenues, which consist primarily of data network service revenues.

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

     The Company announced on February 9, 1998, that it will increase the price of its Flat-Rate Plan for the AOL service by $2.00 per month to $21.95 per month, in order to fund continued improvement of members' online experience and to keep pace with the cost of members' increased usage. The price increase will become effective at the start of each members' monthly billing cycle in April 1998. In addition, members may choose to pay for one year in advance at the monthly rate of $19.95, a $2.00 per month increase from the previous annual plan rate. Those subscribers who are currently on the annual plan will not be subject to an increase until their renewal date. The Company will continue to offer its other pricing plans with no changes.

     Prior to December 1, 1996, the Company's standard monthly membership fee for its AOL service, which included five hours of service, was $9.95 per month, with a $2.95 hourly fee for usage in excess of five hours per month. Existing members at December 1, 1996, could retain the $9.95 / five hour pricing upon request. For the period July 1, 1996 through November 30, 1996, the Company also offered a pricing plan which included 20 hours of service for $19.95 per month, with a $2.95 hourly fee for usage in excess of 20 hours per month. This plan was discontinued upon the availability of the Flat-Rate Plan on December 1, 1996.

     As a result of the introduction of the Flat-Rate Plan as detailed above, the Company's Internet service, Global Network Navigator ("GNN"), was discontinued. The Company had launched GNN in October 1995.

     Subsequent to the introduction of the Flat-Rate Plan, the Company experienced a significant increase in average monthly subscriber usage, and an attendant decrease in the average revenue per member-hour. The Company also experienced higher cost of revenues relative to total revenues. The Company plans to minimize the impact of the aforementioned changes by growing advertising, commerce and other revenues as well as pricing actions and by decreasing costs, on a relative basis (either on a per-hour basis or as a percentage of total revenues), principally through network and operating cost efficiencies.

     An important component of the Company's business strategy is an increasing reliance on advertising, electronic commerce and other revenues, which include the sale of merchandise, advertising and related revenues, and transaction fees associated with electronic commerce. Another important factor in the Company's business strategy is the further reduction of the costs of operating the Company's data network, on a per-hour basis, through the continuing build-out and efficient traffic management of AOLnet, the Company's TCP/IP network. The Company anticipates marketing expenses as a percentage of revenues to be lower in fiscal 1998 than they were in fiscal 1997, primarily as a result of the improved value proposition offered by flat-rate pricing, which is expected to provide improved subscriber acquisition and retention rates, as compared to rates achieved prior to flat-rate pricing. However, with the recently announced $2.00 per month price increase for the standard monthly membership fee, the Company may have to spend more on marketing, advertising and customer service than in recent quarters in order to acquire and retain customers and combat potential competitive pressures and responses. The Company's marketing strategy is expected to continue to emphasize brand advertising as well as cost-effective bundling agreements, whereby the Company's product is widely distributed with new personal computers, the Windows operating system and other peripheral computer equipment, and the Company will continue to market its products via direct mail programs.

     The growth of advertising, commerce and other revenues is important to the Company's business objectives, as those revenues provide an important contribution to the Company's operating results. In the second quarter of fiscal 1998, advertising, commerce and other revenues totaled $108.8 million, an increase of $50.6 million, or 87% over the comparable quarter in fiscal 1997. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the change in its business model into one in which more revenues are generated from sources other than online service revenues, such as advertising and electronic commerce. The Company expects that the growth in advertising, commerce and other revenues, assuming such growth continues, will provide the Company with the opportunity and flexibility to fund the costs associated with the increased usage resulting from flat-rate pricing as well as programs designed to grow the subscriber base and meet other business objectives. Advertising, commerce and other revenues are generated primarily from electronic commerce and advertising, and include the sale of merchandise by the Company (principally computer hardware and software and AOL merchandise), as well as fees received from the sale of advertising and fees received from companies who market their products through the AOL service. Advertising revenues are expected to grow in importance as the Company continues to leverage its large, active and growing subscriber base. The Company is able to offer its advertising partners a variety of customized programs, which may include guaranteed numbers of impressions and select sponsorship of particular online areas for designated time periods. In the past, electronic commerce revenues earned from companies which marketed their products on the AOL service were generally commission-based. In the future, the Company anticipates that a higher proportion of these types of revenues will be derived from fixed fees charged to these merchants, rather than being based solely on transaction volumes. As merchants realize the value of reaching the Company's large and active subscriber base, the Company expects to earn additional revenues by offering selected merchants exclusive rights to market their particular class of goods or services within the Company's online service.

     The Company's operating margin declined in fiscal 1997, driven by the impact of the Company's switch to flat-rate pricing in December 1996 and a concomitant dramatic increase in member usage. Average monthly subscriber usage in the first quarter of fiscal 1997, the last quarter before the introduction of flat-rate pricing, was approximately 7 hours. In the second quarter of fiscal year 1998, average monthly subscriber usage had increased to approximately 21 hours, and reached 23 hours per month in January 1998. Due to the lack of historical operating experience under a flat-rate pricing structure, the Company is unable to predict whether usage will continue to trend upward, and, if so, at what rate. The Company is also unable to predict the impact on subscriber usage patterns that will occur as a result of the $2.00 per month price increase to its Flat-Rate Plan which will be implemented in the fourth quarter of fiscal 1998. If current usage trends continue, further pressures on operating margins may result. The impact of increased usage on operating margins, if it occurs, could be offset, in whole or in part, by increases in advertising, commerce and other revenues, increased data network operating efficiencies, reductions in marketing and other operating expenses, pricing changes or other factors or actions.

     The Company competes in a rapidly changing marketplace with a wide range of other companies in the communications, advertising, entertainment and information, media, direct mail and commerce fields. Current competitors of the Company for usage, subscribers and for advertising and electronic commerce include not only Internet service providers and online services, (including the Microsoft Network, Prodigy Services Company, and various national and local Internet service providers, long distance and regional telephone and cable companies, including, among others, AT&T Corp., MCI Communications Corporation and various regional Bell operating companies), but also Web-based Internet service providers using industry-standard browser and navigational software, telephone companies who may offer competing services directly to their customers as part of their telephone service and suppliers of operating systems who may incorporate functional equivalents to the Company's services in their products. The Company also competes for usage and advertising and electronic commerce revenues with major Web sites operated by search services and other companies such as Yahoo! Inc., Netscape Communications Corporation, CNET, Inc., Lycos, Inc. and Excite, Inc., with global media companies such as newspapers, radio and television stations and content providers, such as CBS Corporation, The Walt Disney Company and Time Warner, Inc., and with direct marketing and telemarketing companies.

     The development of midband and broadband distribution technologies, including cable Internet access services offered by @Home Network, Road Runner Group (owned by Time Warner, Inc.) and MediaOne, Inc. (a subsidiary of US WEST Media Group), advanced telephone-based access services offered through digital subscriber line (DSL) technologies offered by local telecommunications companies and other advanced digital services offered by broadcast and satellite companies, is intensifying the competition to which the Company is subject. Emerging convergent technologies offering combinations of television and interactive computer services, such as those offered by WebTV and NetChannel, offer yet an additional competitive alternative to the offerings of the Company.

     Some of the present competitors and potential future competitors of the Company may have greater financial, technical, marketing and/or personnel resources than the Company. The competitive environment could (i) require price reductions and increased spending on marketing, network capacity, content procurement and product development, (ii) limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners, (iii) limit its ability to develop new products and services, (iv) limit its ability to continue to grow its subscriber base, (v) result in increased attrition in the Company's subscriber base and (vi) negatively impact the Company's ability to meet its business objective of changing its business model into one in which more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce. Any of the foregoing events could have an impact on revenues or result in an increase in costs as a percentage of revenues, which could have a material adverse effect on the Company's business, financial condition and operating results.

Results of Operations

Online Service Revenues

     For the three months ended December 31, 1997, online service revenues increased from $351.2 million to $483.2 million, or 38%, over the three months ended December 31, 1996. This increase was primarily attributable to a 37% increase in the average number of AOL North American subscribers for the quarter ended December 31, 1997, compared to the prior year comparable quarter, and a 3% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $16.95 in the three months ended December 31, 1996 to $17.43 in the three months ended December 31, 1997. This increase was principally attributable to a reduction in the amount of refunds/credits issued to subscribers in the quarter ended December 31, 1997.

     For the six months ended December 31, 1997, online service revenues increased from $662.4 million to $917.3 million, or 38%, over the six months ended December 31, 1996. This increase was primarily attributable to a 38% increase in the average number of AOL North American subscribers for the six months ended December 31, 1997, compared to the prior year comparable period, and a 3% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $16.90 in the six months ended December 31, 1996 to $17.40 in the six months ended December 31, 1997. This increase was principally attributable to a reduction in the amount of refunds/credits issued to subscribers in the six months ended December 31, 1997.

     The Company is unable to predict the impact on online service revenues resulting from the $2.00 per month price increase to be implemented on April 1. The Company anticipates that the increase in online service revenues will be partially offset by the loss of some number of subscribers and by some reduction in the growth of new subscribers. The Company is unable to predict the amount of such offset.

Advertising, Commerce and Other Revenues

     For the three months ended December 31, 1997, advertising, commerce and other revenues, which consist principally of the sale of merchandise, advertising and related revenues, transaction fees associated with electronic commerce and data network service revenues, increased from $58.2 million to $108.8 million, or 87%, over the three months ended December 31, 1996. For the six months ended December 31, 1997, advertising, commerce and other revenues increased from $97.0 million to $196.3 million, or 102%, over the six months ended December 31, 1996. The increase in both periods was driven primarily by more advertising on the Company's online service and increases in the sale of merchandise, primarily due to an expanded number of products offered for sale to the Company's larger subscriber base. Advertising and electronic commerce transaction fees increased by 181% and 234%, respectively, in the three and six month periods ended December 31, 1997, from $18.7 million in the three months ended December 31, 1996, to $52.5 million in the three months ended December 31, 1997, and from $28.8 million in the six months ended December 31, 1996 to $96.1 million in the six months ended December 31, 1997. Merchandise sales increased by 28% and 32%, respectively, in the three and six month periods ended December 31, 1997, from $25.5 million in the three months ended December 31, 1996, to $32.7 million in the three months ended December 31, 1997, and from $43.3 million in the six months ended December 31, 1996 to $57.3 million in the six months ended December 31, 1997. At December 31, 1997, the Company's advertising and electronic commerce backlog, representing the minimum contract value of advertising and electronic commerce agreements signed, less revenues already recognized from these agreements, was approximately $320 million, up from approximately $16 million at December 31, 1996.

     Commencing with the sale of ANS on January 31, 1998 (See Note 7 of Notes to Consolidated Financial Statements), the Company will no longer report data service revenues as a component of Advertising, Commerce and Other Revenues.

     The Company is unable to predict the effect of the $2.00 per month price increase on subscriber acquisition and retention rates. Any effect on subscriber acquisition and retention rates may impact the rate of growth in advertising, commerce and other revenues.

Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data network costs, personnel and related costs associated with operating the data centers, data network and providing customer support and billing, host computer and network equipment costs, the costs of merchandise sold, and royalties paid to information and service providers. For the three months ended December 31, 1997, cost of revenues increased from $261.9 million to $386.0 million, or 47%, over the three months ended December 31, 1996, and increased as a percentage of total revenues from 64.0% to 65.2%. For the six months ended December 31, 1997, cost of revenues increased from $463.0 million to $713.0 million, or 54%, over the six months ended December 31, 1996, and increased as a percentage of total revenues from 61.0% to 64.0%.

     The increase in cost of revenues for the three and six month periods ended December 31, 1997 was primarily attributable to increases in data network costs, host computer and network equipment costs and personnel and related costs associated with operating the data centers, data network and providing customer support and billing. Data network costs increased primarily as a result of the larger customer base and more usage by customers. Host computer and network equipment costs, consisting of lease, depreciation and maintenance expenses, increased as a result of additional host computer and network equipment, necessitated by the larger customer base and more usage by customers. Personnel and related costs associated with operating the data centers, data network and providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, a larger customer base and increased online service revenues.

     The Company's contract with certain network providers allows for the Company to be charged on the basis of actual costs incurred by the providers. Actual cost information received from the network providers during the most recent quarter indicates that the actual costs were lower than originally anticipated and accrued for by the Company. As a result, management revised its estimate of network access accruals during the quarter ended December 31, 1997, resulting in an aggregate pre-tax benefit of approximately $17.3 million, which related to periods prior to September 30, 1997. In addition, the Company accumulated volume-based cash credits during the quarter of approximately $11.8 million under a contract with one of its network providers. These cash credits will be recognized on a straight-line basis over the remaining term of the contract.

     The increase in cost of revenues as a percentage of total revenues for the three and six month periods ended December 31, 1997 was primarily attributable to increases in host computer and network equipment costs and data network costs, partially offset by a decrease in royalties paid to information and service providers.

     Several factors influence the Company's cost of revenues as a percentage of total revenues. These factors include the rates of subscriber acquisition and retention, average subscriber usage, the growth of advertising, commerce and other revenues, and other costs of delivering the service. Principally due to the increase in average subscriber usage and the other factors noted, the Company expects cost of revenues as a percentage of total revenues to be higher in the future. The Company is unable to predict the impact on cost of revenues as a percentage of total revenues which will result from the foregoing factors, notwithstanding any increased revenues attributable to the $2.00 per month price increase in its Flat-Rate Plan which will be implemented in the fourth quarter of fiscal 1998.

     The Company continues to build AOLnet, a TCP/IP data network, in order to increase its network capacity, provide its members with higher speed access, and reduce data network costs on a per hour basis. As the Company rapidly builds AOLnet, it plans to continue to manage a high percentage of its total traffic to this network and to negotiate more favorable pricing based on volume discounts, which would lead to a lower overall data network per hour cost.

     On January 31, 1998, the Company consummated a Purchase and Sale Agreement pursuant to which it acquired the online services business of Compuserve Corporation and approximately $175 million ($162 million in cash after purchase price adjustments made at closing), from Worldcom, Inc. in exchange for ANS Communications, Inc. Additionally, upon closing of the aforementioned transaction, the Company entered into a five year network services agreement with WorldCom which will provide the Company with significantly expanded network capacity for the Company's online service at favorable prices, and higher speed access as it becomes commercially available (refer to Note 7 of the Notes to Consolidated Financial Statements). ANS is an important component of the portfolio of suppliers which comprise AOLnet, and, under the network services agreement with WorldCom, will continue to be so in the future. The network services agreement with WorldCom is structured in such a manner that the Company anticipates its network costs will be at a level no greater that the Company would expect to incur if it continued to own ANS, thereby achieving a key benefit of ownership without the potential risks associated with ownership.

Marketing and Write-off of Deferred Subscriber Acquisition Costs

     Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For the three months ended December 31, 1997, marketing expenses decreased from $151.8 million to $96.8 million, or 36%, over the three months ended December 31, 1996, and decreased as a percentage of total revenues from 37.1% to 16.4%. For the six months ended December 31, 1997, marketing expenses decreased from $231.0 million to $194.6 million, or 16%, over the six months ended December 31, 1996, and decreased as a percentage of total revenues from 30.4% to 17.5%.

     The decrease in marketing expenses for the three and six month periods ended December 31, 1997, and such expenses as a percentage of total revenues, was primarily attributable to decreases in subscriber acquisition costs. The Company made a change in the first quarter of fiscal 1997 which resulted in subscriber acquisition costs being expensed for periods subsequent to the first quarter of fiscal 1997, versus being capitalized and amortized over twenty-four months in the first quarter of fiscal 1997 and prior. As a result of the aforementioned change in accounting estimate, the balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385.2 million, was written off. For additional information regarding this change, refer to Note 2 of the Notes to Consolidated Financial Statements.

     For the six months ended December 31, 1997, marketing expenses, before capitalization and amortization, decreased from $302.0 million to $194.6 million, or 36%, over the six months ended December 31, 1996, and decreased as a percentage of total revenues from 39.8% to 17.5%. The decrease in marketing expenses for the six months ended December 31, 1997, before capitalization and amortization, was primarily attributable to a decrease in subscriber acquisition costs, offset in part by an increase in other general marketing expenses, principally related to an increase in personnel costs. The decrease in marketing expenses as a percentage of total revenues for the six months ended December 31, 1997, before capitalization and amortization, was primarily attributable to a decrease in subscriber acquisition costs.

Product Development

     Product development costs include research and development expenses and other product development costs. For the three months ended December 31, 1997, product development costs increased from $19.8 million to $23.6 million, or 20%, over the three months ended December 31, 1996, and decreased as a percentage of total revenues from 4.8% to 4.0%. For the six months ended December 31, 1997, product development costs increased from $38.3 million to $39.4 million, or 3%, over the six months ended December 31, 1996, and decreased as a percentage of
total revenues from 5.0% to 3.5%.    The increase in product development costs
was primarily due to a relatively flat level of personnel expense in the two quarterly periods, which was impacted by terminations that took place in the Company's second quarter fiscal 1997 restructuring, combined with a decrease in the overall percentage of product development costs capitalized. The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in revenues.

General and Administrative

     For the three months ended December 31, 1997, general and administrative expenses increased from $29.2 million to $50.7 million, or 74%, over the three months ended December 31, 1996, and increased as a percentage of total revenues from 7.1% to 8.6%. For the six months ended December 31, 1997, general and administrative expenses increased from $49.3 million to $105.0 million, or 113%, over the six months ended December 31, 1996, and increased as a percentage of total revenues from 6.5% to 9.4%. The increase in general and administrative costs, and such costs as a percentage of total revenues, was primarily attributable to higher personnel costs, which included compensatory stock option and other charges related to the planned sale of ANS. In addition, there were increases in professional fees, principally related to legal matters, as well as facility related costs.

Amortization of Goodwill

     Goodwill is being amortized on a straight-line basis over periods ranging from two to ten years. Amortization of goodwill increased to $2.2 million in the three months ended December 31, 1997 from $1.6 million in the three months ended December 31, 1996. Amortization of goodwill increased to $3.8 million in the six months ended December 31, 1997 from $3.5 million in the six months ended December 31, 1996. The increase in amortization of goodwill in the three and six month periods ended December 31, 1997 is primarily attributable to various purchases of companies made by the Company subsequent to the second quarter of fiscal 1997 partially offset by a decrease in goodwill associated with GNN, which was written off in connection with the Company's fiscal 1997 restructuring charge.

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

Settlement Charge

     In the quarter ended December 31, 1996, the Company recorded a charge of $24.3 million related to a legal settlement reached with various State Attorneys General to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to this legal settlement, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate pricing plan violated consumer protections laws. As of December 31, 1997, the Company revised its estimate of the total settlement charge and reversed $1.0 million of the original settlement accrual.

Other Income (Expense)

     Other income (expense) consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $0.7 million and other expense of $1.4 million in the three months ended December 31, 1997 and 1996, respectively. The Company had other income of $6.1 million and $1.1 million in the six months ended December 31, 1997 and 1996, respectively. The increases in other income for the three and six month periods ended December 31, 1997, are primarily attributable to the sale of certain available-for-sale securities and increases in net interest income partially offset by decreases in the allocation of minority interest losses and increases in non-operating losses related to various investments.

Provision for Income Taxes

     The provision for income taxes was $13.7 million and $0 in the three months ended December 31, 1997 and 1996, respectively, and $26.2 million and $0 in the six months ended December 31, 1997 and 1996, respectively. For additional information regarding income taxes, refer to Note 3 of the Notes to Consolidated Financial Statements.

Net Income (Loss)

     Net income was $20.8 million in the three months ended December 31, 1997 compared to a net loss of $129.1 million in the three months ended December 31, 1996. The net loss in the three months ended December 31, 1996 included $48.6 million for a restructuring charge and $24.3 million for a legal settlement. Net income was $39.9 million in the six months ended December 31, 1997 compared to a net loss of $482.8 million in the six months ended December 31, 1996. The net loss in the six months ended December 31, 1996 included the aforementioned restructuring charge and legal settlement as well as $385.2 million for the write-off of deferred subscriber acquisition costs.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations, the sale of its capital stock and the issuance and sale of convertible notes. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by operating activities was $154.2 million and $27.4 million in the six months ended December 31, 1997 and 1996, respectively. Included in operating activities were expenditures for deferred subscriber acquisition costs of $130.2 million in the six months ended December 31, 1996. Net cash used in investing activities was $182.7 million and $51.5 million in the six months ended December 31, 1997 and 1996, respectively. Included in investing activities for the six months ended December 31, 1997 was $153.3 million for the purchase of property and equipment. Net cash provided by financing activities was $422.3 million and $35.9 million in the six months ended December 31, 1997 and 1996, respectively. Included in financing activities for the six months ended December 31, 1997 were $342.1 million in proceeds from convertible notes issued and sold in November 1997 (see below), $28.5 million in proceeds from notes payable, and $51.0 million in proceeds from the sale of common stock pursuant to employee stock option and purchase plans. At December 31, 1997, the Company had working capital of $139.9 million, compared to a working capital deficiency of $231.0 million at June 30, 1997. The improvement in working capital was primarily related to $342.1 million in net proceeds from convertible notes issued in November 1997.

     On November 17, 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 9.5797 shares of common stock for each $1,000 principal amount of the notes (equivalent to a conversion price of $104.3875 per share), subject to adjustment in certain events. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes. For additional information regarding the Notes, refer to Part II, Item 2.

     On January 31, 1998, the Company consummated a Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and WorldCom, Inc. ("WorldCom") pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for $175 million ($162 million in cash after purchase price adjustments made at closing), and the online services business of Compuserve Corporation, which was acquired by WorldCom shortly before the consummation of the Purchase and Sale. Immediately after the consummation of the Purchase and Sale the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly
created joint venture to operate the CompuServe European online service.    Each
company invested an additional $25 million in cash in this joint venture. The Company generated approximately $212 million in cash as a result of the aforementioned transactions. Concurrently with the Purchase and Sale the Company also entered into a five year network services agreement with WorldCom which provides the Company with significantly expanded network capacity for the Company's online service at favorable prices, comparable to those expected to be paid as a network owner/operator. In connection with these transactions, the Company expects to realize a gain of $350 million to $400 million, which will be recognized on a straight-line basis as a reduction of cost of revenues over the five-year term of the network services agreement with WorldCom.

     The Company enters into multiple-year data communications agreements in order to support AOLnet. In connection with those agreements, the Company may commit to purchase certain minimum data communications services. Should the Company not require the delivery of such minimums, the Company's per hour data communications costs may increase.

     In May 1996, the Company entered into a joint venture with Mitsui & Co., ("Mitsui") and Nihon Keizai Shimbun, Inc. ("Nikkei") to offer interactive online services in Japan. In connection with the agreement, the Company received approximately $28 million through the sale of convertible preferred stock to Mitsui. The preferred stock has an aggregate liquidation preference of approximately $28 million and accrues dividends at a rate of 4% per annum. Accrued dividends can be paid in the form of additional shares of preferred stock. During May 1998, the preferred stock, together with accrued but unpaid dividends, automatically converts into shares of common stock based on the fair market value of common stock at the time of conversion.

     The Company leases the majority of its facilities and equipment under non-cancelable operating leases, and is building AOLnet, its data communications network, as well as expanding its data center capacity. The buildout of AOLnet and the expansion of data center capacity requires a substantial investment in telecommunications and server equipment, as well as facilities. The Company plans to continue making significant investments in these areas. The Company plans to fund these investments, which are anticipated to be between $500 million and $600 million in fiscal 1998, through a combination of leases, debt financing and cash purchases.

     The Company uses its working capital to finance ongoing operations and to fund marketing and content programs and the development of its products and services. The Company plans to continue to invest in subscriber acquisition, retention and brand marketing and content programs to expand its subscriber base, as well as in network, computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products or businesses complementary to the Company's current business. The Company anticipates that available cash and cash provided by operating activities will be sufficient to fund its operations for the next twelve months.

Seasonality

     The growth in subscriber acquisitions and usage appears to be highest in the second and third fiscal quarters, when sales of new computers and computer software are highest due to the holiday season and following the holiday season, when new computer and software owners are discovering Internet online services while spending more time indoors due to winter weather. However, because of the Company's limited history with the Flat-Rate Plan (which was adopted effective as of December 1, 1996), the Company does not know whether such increases in subscriber acquisitions and usage are primarily attributable to seasonal factors or to increased demand for Internet online services as a result of the growing market demand and utility for such services.

     Beginning with the second quarter of fiscal 1998, the Company believes it has begun to see the effects of seasonality in securing advertising commitments. The Company expects that advertising commitments will be highest in the second fiscal quarter each year due to calendar-year budgeting cycles of many advertisers. However, because of the Company's recent focus on developing advertising revenues, the Company does not know whether increases in securing advertising commitments are due to seasonal factors or to increased interest by advertisers in the Company's medium and distribution channels or other factors. Revenue from all such advertising commitments generally is recognized over the term of the particular contract in accordance with the terms of the contract and applicable accounting rules. The Company expects that seasonality in member acquisitions, usage and advertising commitments may continue to have an effect in the future.

Year 2000 Compliance

     The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in operating the AOL Service, the Company's proprietary software, member services, network access, content providers, joint ventures and various administrative and billing functions. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. The Company has appointed a Year 2000 Task Force to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. This Task Force is currently in the process of completing its identification of applications that are not Year 2000 compliant. In addition, the Company has begun to ask its vendors, joint venture partners and content partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000.

     The Company is in the early stages of conducting its Year 2000 audit and therefore is unable to make a reasonable estimate of the costs associated with Year 2000 compliance. Accordingly, no assurance can be given that any or all of the Company's or third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Inflation

     The Company believes that inflation has not had a material effect on its results of operations.

Forward-Looking Statements

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors could cause the Company's actual results to differ materially from those projected in oral or written forward-looking statements made by, or on behalf of, the Company:

     Factors related to increased competition from existing and new competitors, including price reductions and increased spending on marketing, network capacity, content procurement and product development; limitations on the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limitations on its ability to develop new products and services; limitations on its ability to continue to grow its subscriber base; increased attrition in the Company's subscriber base and a negative impact on the Company's ability to meet its business objective of changing its business model into one in which more revenues are generated from sources other than online service subscription revenues, such as advertising and electronic commerce.

     Risk that past difficulties of the Company and its data communications access providers in providing adequate server and network capacity will recur. Risks associated with the Company's reliance on its three main network providers to its TCP/IP network, AOLnet. Risks related to the buildout of AOLnet and the expansion of server and network capacity: the risk that demand will not develop for the capacity created; the risk that supply shortages for local exchange carrier lines from local telephone companies could slow the buildout; and the risk that the failure to obtain the necessary financing could slow or halt the buildout.

     Any damage or failure to the Company's computer equipment and the information stored in its data centers, such as damage by fire, power loss, telecommunications failures, service failures by third party network service providers, unauthorized intrusions and other events, that causes interruptions in the Company's operations, or any interruptions or service outages caused by software defects or server and network expansion.

     The failure to increase revenues at a rate sufficient to offset the increase in data communications costs resulting from increasing usage. Risks and uncertainties associated with a recently announced price increase, including: the risk that competitive offerings to the AOL service may become more attractive to AOL members; the risk of decreased demand for the AOL service; the risk of slowing or reversing subscriber growth or reducing subscriber retention rates and the resulting impact on the Company's ability to generate advertising revenues; and the risk that the Company may be required to increase marketing expenses. The risk that gross and operating margins will decrease as a result of a decrease in the rate of advertising, electronic commerce and other revenue growth or an increase marketing expenses.

     The Company's inability to manage its growth and to adapt its administrative, operational and financial control systems to the needs of an expanded and evolving entity; and the failure of management to anticipate, respond to and manage changing business conditions.

     The risk that because of seasonal and other factors, the Company is unable to predict growth in usage, subscriber acquisitions and advertising commitments.

     The failure of the Company to establish new relationships with electronic commerce, advertising, marketing, technology and content providers or the loss of a number of relationships with such providers or the risk of significantly increased costs or decreased revenues needed, to maintain, or resulting from the failure to maintain, such relationships, as the case may be.

     The acquisition of businesses, fixed assets and other assets and acquisition-related risks, including successful integration and management of acquired technology, operations and personnel, the loss of key employees of the acquired companies, and diversion of the Company's management's attention from other ongoing business concerns; and the making or incurring of any expenditures and expenses, including, but not limited to, significant charges for in-process research and development.

     The ability of the Company to leverage its technological and other competencies through the introduction of new products and services; and its ability to develop, or achieve commercial acceptance for, these new products and services. The failure to resolve issues concerning commercial activities via the Internet, including security, reliability, cost, ease of use and access.

     The failure of the Company or its partners to successfully market, sell and deliver its services in international markets; and risks inherent in doing business on an international level, such as laws governing content that differ greatly from those in the United States, unexpected changes in regulatory requirements, political risks, export restrictions, export controls relating to encryption technology, tariffs and other trade barriers, fluctuations in currency exchange rates, issues regarding intellectual property, privacy and potentially adverse tax consequences.

     The Company's inability to offer its services through advanced distribution technologies such as cable, satellite, broadcast and enhanced telephone distribution and the inability to offer advanced services such as voice and full motion video. The Company's ability to develop new technology or modify its existing technology to keep pace with technological advances, and the pursuit of these technological advances requiring substantial expenditures.

     The effects of, and changes in legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Japan or elsewhere, such as telecommunication regulation, access charges, encryption standards, content regulation, consumer protection, intellectual property, privacy, electronic commerce and taxation.

     The loss of the services of executive officers and other key employees; and the Company's continued ability to attract and retain highly skilled and qualified personnel.

     The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims, and changes in those matters, and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses.

     The failure of the Company or its vendors, joint venture partners, content partners and other third party systems to achieve substantial Year 2000 compliance. The failure to modify or replace software applications that contain source codes that are unable to interpret the upcoming calendar year 2000.

     The risk that the Company's stock price could be adversely affected as a result of substantial sales by holders of restricted stock or stock options.

     The risk that a takeover attempt by a third party would be more costly and difficult because of the Company's stockholder rights plan and certain provisions in the Company's Restated Certificate of Incorporation and Restated By-Laws.

PART II.    OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

      On October 17, 1997, the Company acquired Extreme Fans, Inc. in exchange for the issuance of 33,726 shares of Company Common Stock and $175,000 in cash. The transaction was a private placement and exempt from registration pursuant to Rule 506 of the Securities Act of 1933.

      On November 17, 1997, the Company completed the sale of a new issue of $350,000,000 aggregate principal amount of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes were sold by the Company to Goldman, Sachs & Co., BT Alex. Brown Incorporated, Lehman Brothers Inc. and Cowen & Company, as initial purchasers (collectively, the "Initial Purchasers"), in an unregistered private placement conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The discount to the Initial Purchasers was 2.50% of the $350,000,000 principal amount of the Notes purchased (or an aggregate of $8,750,000).

     The Company has been advised that the Initial Purchasers resold $317,850,000 aggregate principal amount of the Notes in the United States to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act. The Company has been advised that the Initial Purchasers resold the remaining $32,150,000 aggregate principal amount of the Notes through their respective international affiliates, as selling agents, outside the United States to non-U.S. persons in reliance on Regulation S under the Securities Act.

     The Notes are convertible, in whole or in part, into shares of Common Stock of the Company at any time on or after the 90th day following the last issuance of Notes and prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $104.3875 per share (equivalent to a conversion rate of 9.5797 shares per $1,000 principal amount of Notes), subject to adjustment in certain events. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 15, 2000, in whole or in part, at the redemption prices set forth in the Notes. The Notes are not entitled to any sinking fund, and the Notes are general unsecured obligations subordinated in right of payment to all existing and future Senior Debt (as defined in the Indenture in respect of the Notes) of the Company and effectively subordinated in right of payment to all indebtedness and other liabilities of the Company's subsidiaries.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held an Annual Meeting of Stockholders on October 31, 1997 to vote on the election of directors and the ratification of auditors. Following are the results of such meeting:

                                            Number of Shares
        Matter Voted On             For                       Withheld

Election of Directors:
General Alexander M. Haig, Jr.    90,226,773                     227,820
Daniel F. Akerson                 90,314,808                     139,785

                                      For          Against       Abstain
Ratification of Auditors          90,378,990       27,965         47,638

Item 5.   Other Information

     On January 9, 1998, the Company acquired Personal Library Software, Inc., a developer of information indexing and search technologies, in a transaction that will be accounted for under the purchase method of accounting. The total purchase price was approximately $15 million, comprised of approximately $9 million in stock and $6 million in assumed liabilities. In connection with this transaction, the Company expects to record a charge for acquired in-process research and development of approximately $9 million in the quarter ending March 31, 1998.

     On January 31, 1998, the Company consummated a Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and WorldCom, Inc. ("WorldCom") pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for $175 million ($162 million in cash after purchase price adjustments made at closing), and the online services business of Compuserve Corporation, which was acquired by WorldCom shortly before the consummation of the Purchase and Sale. Immediately after the consummation of the Purchase and Sale the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly
created joint venture to operate the CompuServe European online service.    Each
company invested an additional $25 million in cash in this joint venture. The Company generated approximately $212 million in cash as a result of the aforementioned transactions. Concurrently with the Purchase and Sale the Company also entered into a five year network services agreement with WorldCom which provides the Company with significantly expanded network capacity for the Company's online service at favorable prices, comparable to those expected to be paid as a network owner/operator. In connection with these transactions, the Company expects to realize a gain of $350 million to $400 million, which will be recognized on a straight-line basis as a reduction of cost of revenues over the five-year term of the network services agreement with WorldCom.

     At December 31, 1997, ANS had assets of $101.1 million (including $1.1 million in intercompany receivables), liabilities of $55.6 million and stockholder's equity of $45.5 million. The major components of assets were $36.9 million in property and equipment and $31.3 million in goodwill. The major component of liabilities was $46.9 million in other accrued expenses and liabilities. For the quarter ended December 31, 1997, ANS' third party revenues (excluding intercompany revenues) totaled $14.1 million and are included in advertising, commerce and other revenues in the Consolidated Statements of Operations.

     On February 6, 1998, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 600,000,000.

     The Company announced on February 9, 1998, that it will increase the price of its Flat-Rate Plan for the AOL service by $2.00 per month to $21.95 per month, in order to fund continued improvement of members' online experience and to keep pace with the cost of members' increased usage. The price increase will become effective at the start of each members' monthly billing cycle in April 1998. In addition, members may choose to pay for one year in advance at the monthly rate of $19.95, a $2.00 per month increase from the previous annual plan rate. Those subscribers who are currently on the annual plan will not be subject to an increase until their renewal date. The Company will continue to offer its other pricing plans with no changes.

     Also on February 9, 1998, the Company announced a series of organizational and management changes, including: organizing the Company's operations into three brand groups supported by certain common infrastructure services; and forming AOL Investments to manage the Company's investment portfolio. In connection with the Company's reorganization into three brand groups, the Company expects to incur a restructuring charge not to exceed $25 million in the quarter ending March 31, 1998. Principal items expected to be included in the charge are severance and related benefits for staff reductions, lease and contract terminations, and other costs.

     On February 10, 1998, the Company's Board of Directors approved a two-for-one common stock split, to be effected by dividending one additional share for each share owned on the record date, February 23, 1998. The payment date for the stock split is March 16, 1998. The impact of the stock split is not reflected in the accompanying financial statements.

     Beginning with the three months ending March 31, 1998, the Company will change its method of accounting for income taxes. Prior to January 1, 1998, the Company followed the practice of computing its tax provision on the assumption that stock option deductions were used first to offset its financial statement income, providing a charge in lieu of tax and crediting the resulting benefit to stockholders' equity. The Company will change its accounting for income taxes to consider temporary differences and net operating loss carryforwards determined before stock option deduction before recognizing tax benefits from stock option deductions. Based on the information available, the Company's provision for income taxes for the six months ended December 31, 1997 would be substantially eliminated due to the change in accounting for income taxes being retroactive to July 1, 1997.

Item 6.   Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

Form      Item #  Description                                Filing Date
Form 8-K  5, 7    Press Release Announcing the Sale of $350  November 12, 1997
                  Million Subordinated Convertible
                  Debentures
Form 8-K  7, 9    Completion of the Sale of $350 Million     December 2, 1997
                  Subordinated Convertible Debentures


                              AMERICA ONLINE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERICA ONLINE, INC.


DATE: February 17, 1998         SIGNATURE:/s/Stephen M. Case
                                Stephen M. Case
                                Chief Executive Officer




DATE: February 17, 1998         SIGNATURE:/s/Lennert J. Leader
                                Lennert J. Leader
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)