Form 10-Q/A
period 1997-12-31
AMERICA ONLINE INC
filed 1998-03-10
CIK 883780

FORM 10-Q/A No.1

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

          Consolidated Balance Sheets-December 31, 1997
          and June 30, 1997 (as amended March 10, 1998,
          to correct the balance of cash and cash
          equivalents)                                   3

          Consolidated Statements of Operations-Three
          months ended December 31, 1997 and 1996        4

          Consolidated Statements of Operations-Six
          months ended December 31, 1997 and 1996        4

          Consolidated Statements of Cash Flows-Six
          months ended December 31, 1997 and 1996        5

          Consolidated Statement of Changes in
          Stockholders' Equity - Six months ended
          December 31, 1997                              6

          Notes to Consolidated Financial Statements     7

Signatures

AMERICA ONLINE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

                                               December 31,    June 30,
                                                  1997          1997
ASSETS                                         (Unaudited)

Current assets:
    Cash and cash equivalents                  $   518,200     $  124,340
    Short-term investments                             236            268
    Trade accounts receivable,net                   86,718         65,306
    Other receivables                               31,130         26,093
    Prepaid expenses and other current assets       81,150        107,466
     Total current assets                          717,434        323,473

Property and equipment at cost, net                336,097        233,129

Other assets:
    Restricted cash                                      -         50,000
    Product development costs, net                  83,635         72,498
    License rights,net                              13,890         16,777
    Investments including available-for-sale
           securities                               97,513         48,267
    Other assets                                    43,694         36,351
    Deferred income taxes                           48,165         24,410
    Goodwill, net                                   42,733         41,783
Total assets                                    $1,383,161     $  846,688

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                        $ 68,485      $  69,703
    Other accrued expenses and liabilities         301,275        297,298
    Deferred revenue                               174,392        166,007
    Accrued personnel costs                         31,385         20,008
    Current portion of long-term debt and
      capital lease obligations                      1,971          1,454
           Total current liabilities               577,508        554,470

Long-term liabilities:
    Notes payable                                  371,391         50,000
    Deferred income taxes                           48,165         24,410
    Deferred revenue                                79,384         86,040
    Minority interests                                 313          2,674
    Other liabilities                                  843          1,060
           Total liabilities                     1,077,604        718,654

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000
    shares authorized, 1,000 shares issued and
    outstanding at December 31, 1997 and
    June 30, 1997                                        1              1
  Common stock, $.01 par value, 300,000,000
    shares authorized, 104,214,103 and 100,188,971
    shares issued and outstanding at December 31,
    1997 and June 30, 1997, respectively              1,042          1,002
  Additional paid-in-capital                        738,991        617,221
  Unrealized gain on available-for-sale
      securities                                     32,705         16,924
  Accumulated deficit                              (467,182)      (507,114)
      Total stockholders' equity                    305,557        128,034
      Total liabilities and stockholders'
         equity                                  $1,383,161     $  846,688

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



AMERICA ONLINE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
(Amounts in thousands, except share data)
(unaudited)

                                         Preferred Stock    Common Stock
                                         Shares  Amount    Shares   Amount


Balances at June 30, 1997                1,000    $  1    100,188,971   $1,002

Common stock issued:
    Exercise of options                      -        -     3,924,164       40
    Business acquisitions                                      33,724        -
    Sale of stock                                              67,244        -
Amortization of deferred compensation
Tax benefit related to stock options
Unrealized gain on available-for-sale
      securities
Net income                                    -        -            -        -

Balances at December 31, 1997             1,000    $   1   104,214,103   $1,042


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


                         AMERICA ONLINE, INC.


DATE: March 10, 1998             SIGNATURE:/s/Stephen M. Case
                                 Stephen M. Case
                                 Chief Executive Officer




DATE: March 10, 1998             SIGNATURE:/s/Lennert J. Leader
                                 Lennert J. Leader
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)