Form 10-Q
period 1998-03-31
AMERICA ONLINE INC
filed 1998-05-15
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 1998

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

                   22000  AOL  Way,  Dulles,  Virginia  20166-9323  (Address  of
              principal executive offices and zipcode)

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

Title of each class
Common stock $.01 par value
Shares outstanding on April 30, 1998.................................216,201,994

                              AMERICA ONLINE, INC.

                                      INDEX
                                                                         Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 1998
         and June 30, 1997                                                    3

         Condensed Consolidated Statements of Operations - Three
         months ended March 31, 1998 and 1997                                 4

         Condensed Consolidated Statements of Operations - Nine
         months ended March 31, 1998 and 1997                                 5

         Condensed Consolidated Statements of Cash Flows - Nine
         months ended March 31, 1998 and 1997                                 6

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity - Nine months ended
         March 31, 1998                                                       8

         Notes to Condensed Consolidated Financial Statements                 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16


PART II. OTHER INFORMATION                                                   29


Signatures                                                                   30


                              AMERICA ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in thousands, except share data)

                                                                           March 31,                  June 30,
                                                                             1998                       1997
                                                                     ----------------------      -------------------
ASSETS                                                                    (unaudited)

Current assets:
    Cash and cash equivalents                                                 $    924,080               $  124,340
    Trade accounts receivable, net                                                 106,018                   65,306
    Other receivables                                                               53,500                   26,093
    Prepaid expenses and other current assets                                       90,770                  107,734
                                                                     ----------------------      -------------------
     Total current assets                                                        1,174,368                  323,473

Property and equipment at cost, net                                                340,009                  233,129

Other assets:
    Restricted cash                                                                      -                   50,000
    Product development costs, net                                                  84,543                   72,498
    License rights, net                                                             10,389                   16,777
    Investments including available-for-sale securities                            271,666                   48,267
    Other assets                                                                    46,405                   36,351
    Deferred income taxes                                                           78,806                   24,410
    Goodwill and other intangible assets, net                                      118,190                   41,783
                                                                     ======================      ===================
Total assets                                                                    $2,124,376               $  846,688
                                                                     ======================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                                     $    84,294              $    69,703
    Other accrued expenses and liabilities                                         419,973                  298,752
    Deferred revenue                                                               227,380                  166,007
    Accrued personnel costs                                                         48,586                   20,008
    Deferred network services credit                                                76,218                        -
                                                                     ----------------------      -------------------
           Total current liabilities                                               856,451                  554,470

Long-term liabilities:
    Notes payable                                                                  374,773                   50,000
    Deferred income taxes                                                           78,806                   24,410
    Deferred revenue                                                                72,499                   86,040
    Other liabilities                                                                1,125                    3,734
    Deferred network services credit                                               292,169                        -
                                                                     ----------------------      -------------------
           Total liabilities                                                     1,675,823                  718,654

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, 1,000 shares issued and outstanding                                      1                        1
  Common stock, $.01 par value, 600,000,000 shares
    authorized, 214,820,206 and 200,377,942 shares
    issued and outstanding at March 31, 1998
    and June 30, 1997, respectively                                                  2,148                    2,004
  Additional paid-in-capital                                                       788,593                  616,219
  Unrealized gain on available-for-sale securities                                  80,182                   16,924
  Accumulated deficit                                                            (422,371)                (507,114)
                                                                     ----------------------      -------------------
      Total stockholders' equity                                                   448,553                  128,034
                                                                     ======================      ===================
      Total liabilities and stockholders' equity                               $ 2,124,376               $  846,688
                                                                     ======================      ===================

                                              See accompanying notes.


                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)
                                                                            Three months ended
                                                                                 March 31,
                                                             --------------------------------------------------
                                                             --------------------------------------------------
                                                                     1998                        1997
                                                             ----------------------      ---------------------

Revenues:
   Online service revenues                                               $ 575,692                  $ 381,486

 Advertising, commerce and other revenues                                  117,948                     68,605
                                                             ----------------------      ---------------------

            Total revenues                                                 693,640                    450,091

Costs and expenses:
   Cost of revenues                                                        457,755                    308,386

   Marketing                                                                84,188                     92,809

   Product development                                                      27,304                     21,466

   General and administrative                                               59,535                     32,843

   Amortization of goodwill                                                  4,227                      1,398

   Restructuring charge                                                     35,102                          -

   Acquired research and development                                         9,700                          -

   Settlement charge                                                             -                       (96)
                                                             ----------------------      ---------------------

      Total costs and expenses                                             677,811                    456,806

Income (loss) from operations                                               15,829                    (6,715)

Other income, net                                                            2,764                      1,981
                                                             ----------------------      ---------------------

Income (loss) before
   income taxes                                                             18,593                    (4,734)

Income taxes                                                                     -                          -

                                                             ======================      =====================
Net income (loss)                                                        $  18,593                $   (4,734)
                                                             ======================      =====================


Earnings (loss) per share-diluted                                           $ 0.08                  $  (0.02)

Earnings (loss) per share-basic                                             $ 0.09                  $  (0.02)

Weighted average shares outstanding-diluted                                245,506                    192,566

Weighted average shares outstanding-basic                                  211,607                    192,566

                                              See accompanying notes.


                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in thousands, except per share data)
                                   (unaudited)
                                                                               Nine months ended
                                                                                   March 31,
                                                                -------------------------------------------------
                                                                -------------------------------------------------
                                                                        1998                         1997

                                                                ----------------------        --------------------
 Revenues:
    Online service revenues                                              $  1,493,024                $  1,043,838

    Advertising, commerce and other  revenues                                 314,250                     165,647
                                                                ----------------------        --------------------

             Total revenues                                                 1,807,274                   1,209,485

 Costs and expenses:
    Cost of revenues                                                        1,170,742                     771,428

    Marketing:
         Marketing                                                            278,810                     323,787
         Write-off of deferred subscriber acquisition costs                         -                     385,221

    Product development                                                        66,751                      59,805

    General and administrative                                                164,509                      82,103

    Amortization of goodwill                                                    8,064                       4,907

    Restructuring charge                                                       33,796                      48,627

    Acquired research and development                                           9,700                           -

    Settlement charge                                                         (1,009)                      24,204
                                                                ----------------------        --------------------

              Total costs and expenses                                      1,731,363                   1,700,082

 Income (loss) from operations                                                 75,911                   (490,597)

 Other income, net                                                              8,832                       3,069
                                                                ----------------------        --------------------

 Income (loss) before
    income taxes                                                               84,743                   (487,528)

 Income taxes                                                                       -                           -

                                                                ======================        ====================
 Net income (loss)                                                        $    84,743                  $(487,528)
                                                                ======================        ====================

 Earnings (loss) per share-diluted                                          $    0.35                   $  (2.58)

 Earnings (loss) per share-basic                                            $    0.41                   $  (2.58)

 Weighted average shares outstanding-diluted                                  243,109                     189,133

 Weighted average shares outstanding-basic                                    208,793                     189,133

                                    See accompanying notes.


                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)
                                                                                 Nine months ended March 31,
                                                                          ------------------------------------------
                                                                                 1998                   1997
                                                                          --------------------    ------------------

Cash flows from operating activities:
   Net income (loss)                                                               $   84,743         $   (487,528)
   Adjustments to reconcile  net income (loss) to net cash provided by operating activities:
   Write-off of deferred subscriber acquisition costs                                       -               385,221
   Non-cash restructuring charges                                                      10,514                22,478
   Depreciation and amortization                                                       88,599                45,517
   Amortization of deferred network services credit                                  (12,703)                     -
   Charge for acquired research and development                                         9,700                     -
   Amortization of subscriber acquisition costs                                             -                59,189
   Compensatory stock options                                                          25,510                     -
   Changes in assets and liabilities:
      Trade accounts receivable                                                         (632)               (9,443)
      Other receivables                                                              (27,941)               (6,953)
      Prepaid expenses and other current assets                                        34,626              (12,767)
      Deferred subscriber acquisition costs                                                 -             (130,229)
      Other assets                                                                   (35,188)              (36,627)
      Trade accounts payable                                                           18,054              (30,148)
      Accrued personnel costs                                                          14,537               (6,553)
      Other accrued expenses and liabilities                                          115,621               117,197
      Deferred revenue                                                                 44,963               199,303
      Other liabilities                                                                 (280)                 2,351
                                                                          --------------------    ------------------
      Total adjustments                                                               285,380               598,536
                                                                          --------------------    ------------------
Net cash provided by operating activities                                             370,123               111,008

Cash flows from investing activities:
   Purchase of property and equipment                                               (253,399)              (60,788)
   Product development costs                                                         (36,440)              (45,193)
   Other investing activities                                                         (3,178)                 9,987
   Net proceeds from acquisition of CompuServe/disposition of ANS                     207,438                     -
                                                                          --------------------    ------------------
Net cash used in investing activities                                                (85,579)              (95,994)
                                                                          --------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of preferred stock in subsidiary                                  -                15,000
   Proceeds from issuance of common stock, net                                         82,225                50,017
   Proceeds from sale and leaseback of property and equipment                          62,472                     -
   Proceeds (payments) on long-term debt                                                  631                 (801)
   Proceeds from notes payable, net                                                   370,200                     -
   Net payments under capital lease obligations                                         (332)                  (67)
   Restricted cash                                                                     50,000                     -
   Payments on line of credit                                                        (50,000)                     -
                                                                          --------------------    ------------------
Net cash provided by financing activities                                             515,196                64,149
                                                                          --------------------    ------------------

Net increase in cash and cash equivalents                                             799,740                79,163
Cash and cash equivalents at beginning of period                                      124,340               118,421
                                                                          --------------------    ------------------
Cash and cash equivalents at end of period                                           $924,080              $197,584
                                                                          ====================    ==================

Supplemental cash flow information Cash paid during the period for:
     Interest                                                                          $8,981               $ 1,300
     Income taxes                                                                           -                     -


                                              See accompanying notes.


                             AMERICA ONLINE, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (amounts in thousands, except share data)
                                   (unaudited)

                                                                                                                         Additional
                                                           Preferred stock                  Common stock                  paid-in
                                                       Shares            Amount        Shares             Amount          capital
                                                     -------------------------------------------------------------------------------
                                                     -------------------------------------------------------------------------------


Balances at June 30, 1997                                  1,000               $ 1     200,377,942          $ 2,004         $616,219

Common stock issued:
    Exercise of options                                        -                 -      13,984,994              140           81,854
    Business acquisitions                                      -                 -         322,782                3           13,343
    Sale of stock, net                                         -                           134,488                1            2,986
Amortization of deferred compensation                          -                 -               -                -           25,232
Unrealized gain on available-for-sale securities,
     including tax effect                                      -                 -               -                -           48,959
Net income                                                     -                 -               -                -                -
                                                     ------------      ----------------------------    -------------    ------------
                                                     ============      ============================    =============    ============
Balances at March 31, 1998                                 1,000               $ 1     214,820,206          $ 2,148         $788,593
                                                     ============      ============================    =============    ============
                                                     ============      ============================    =============    ============

                                                         Unrealized gain on
                                                         available-for-sale        Accumulated
                                                            securities               deficit            Total
                                                     ------------------------------------------------------------
                                                     ------------------------------------------------------------


Balances at June 30, 1997                                          $ 16,924          $ (507,114)        $128,034

Common stock issued:
    Exercise of options                                                   -                   -           81,994
    Business acquisitions                                                 -                   -           13,346
    Sale of stock, net                                                    -                   -            2,987
Amortization of deferred compensation                                     -                   -           25,232
Unrealized gain on available-for-sale securities,
     including tax effect                                            63,258                   -          112,217
Net income                                                                -              84,743           84,743
                                                     -----------------------    ----------------    -------------
                                                     =======================    ================    =============
Balances at March 31, 1998                                         $ 80,182          $ (422,371)        $448,553
                                                     =======================    ================    =============
                                                     =======================    ================    =============

See accompanying notes.


                              AMERICA ONLINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals (with the exception of the adjustment discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements), considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1998. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

         In January 1997, the Securities and Exchange Commission issued new rules requiring disclosure of the Company's accounting policies for derivatives and market risk disclosure. The Company does not have any derivative financial instruments as of March 31, 1998, and believes that the interest rate risk associated with its borrowings and market risk associated with its available-for-sale securities are not material to the results of operations or financial position of the Company.

Note 2.  Change in Accounting Estimate

         As a result of a change in accounting estimate, the Company recorded a charge of $385.2 million as of September 30, 1996, representing the balance of deferred subscriber acquisition costs as of that date. The Company had previously deferred the cost of certain marketing activities, to comply with the criteria of Statement of Position 93-7 "Reporting on Advertising Costs", and then amortized those costs over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. The Company's changing business model, which includes flat-rate pricing for its AOL brand online service, is expected to reduce its reliance on online service subscriber revenues for the generation of profits. This changing business model, coupled with a lack of historical experience with flat-rate pricing, created uncertainties regarding the level of expected future economic benefits from online service subscriber revenues (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). As a result, the Company believed it no longer had an adequate accounting basis to support recognizing deferred subscriber acquisition costs as an asset.

Note 3.  Income Taxes

         The effective income tax rate varied from the federal statutory tax rate as follows:


                                               Three Months              Nine Months
                                                 Ended                     Ended
                                                3/31/98                   3/31/98
                                           -------------------        --------------------

Statutory rate                                  35.0%                      35.0%
State income taxes - net of federal
       income tax benefit                        3.0                         3.0
Acquired research and development               19.8                         4.3
Other                                            4.1                         2.2
Tax benefit of loss carryforwards              (61.9)                      (44.5)
                                           ===================        ====================
Effective tax rate                               0.0%                        0.0%
                                           ===================        ====================

         As of March 31, 1998, the Company had net operating loss carryforwards of approximately $826.6 million for tax purposes, which will be available, subject to certain annual limitations, to offset future taxable income. If not used, these loss carryforwards will expire between 2001 and 2013. To the extent that net operating loss carryforwards and other deferred tax assets, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. (See Note 4, Change in Accounting for Income Taxes).

         Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1998 and 1997 were as follows:


                                                                         March 31,
(In thousands)                                                   1998                1997
                                                             -------------- --- ---------------

Deferred tax liabilities:
   Capitalized software costs                                $    29,848         $   23,005
   Unrealized gain on available-for-sale securities               48,958                  -
                                                             ==============     ===============
Net deferred tax liabilities                                 $    78,806         $   23,005
                                                             ==============     ===============

Deferred tax assets:
    Net operating loss carryforwards                         $   314,112          $ 258,066
    Deferred network services credit                             138,355                  -
    Other                                                         20,348             10,411
                                                             --------------     ---------------
Total deferred tax assets                                        472,815            268,477
Valuation allowance for deferred assets                         (394,009)         (245,472)
                                                             ==============     ===============
Net deferred tax assets                                      $    78,806         $   23,005
                                                             ==============     ===============


Note 4. Change in Accounting for Income Taxes

         The Company has net operating loss carryforwards for tax purposes ("NOLs") and other deferred tax benefits that are available to offset future taxable income. Only a portion of the NOLs is attributable to operating activities. The remainder of the NOLs is attributable to tax deductions related to the exercise of stock options.

         Prior to the third quarter of fiscal 1998, the Company followed the practice of computing its income tax expense using the assumption that current year stock option deductions were used first to offset its financial statement income. NOLs could then offset any excess of financial statement income over current year stock option deductions. Because stock option deductions are not recognized as an expense for financial reporting purposes, the tax benefit of stock option deductions must be credited to additional paid-in-capital with an offsetting income tax expense recorded in the income statement.

         For the first two quarters of fiscal 1998, the Company continued this practice. During the third quarter of 1998, effective retroactive to July 1, 1997, the Company changed its accounting for income taxes to recognize the tax benefits from current and prior year's stock option deductions after utilization of NOLs from operations (i.e., NOLs determined without deductions for exercised stock options) to reduce income tax expense. The Company believes that this change is to a preferable method because the Company will not realize any tax benefit from stock option deductions until it has fully utilized its current and prior period net operating loss carryforwards from operations. Thus, this method more accurately reflects the incremental effect of the Company's stock option deductions in the appropriate accounting period.

         Because stock option deductions would have been utilized for financial accounting purposes in prior years under both accounting methods due to the absence of NOLs from operations, this accounting change had no effect on 1997 and prior years' tax provisions or additional paid-in capital.

         After restating the first and second quarters in fiscal 1998, the effect of the accounting change for each quarter was to increase net income (in thousands) and net income per share as follows:

                                              Per Share
                           Total          Basic      Diluted
                           ---------------------------------
First Quarter          $    12,502   $    0.06   $    0.05
Second Quarter         $    13,716   $    0.07   $    0.06


         Furthermore, additional paid-in capital was reduced by approximately $26 million and, as a result of this change in accounting method, retained earnings was increased by $26 million.

         The Company's deductible temporary differences related to operations and exercised stock options amounted to (in millions):

                                March 31, 1998      June 30, 1997
Operations                           $685              $ 648
Stock options                        $561              $ 163

         Included in these amounts as of March 31, 1998 are net operating loss carryforwards for tax purposes related to operations and the exercise of stock options of $455 million and $372 million, respectively.

         When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations will be recognized as a reduction of income tax expense. The benefit related to the deductible temporary differences attributable to stock option deductions will be credited to additional paid-in-capital.

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

         The Company, one of its subsidiaries and two officers are named in a lawsuit alleging, among other matters, that the Company breached an agreement and has monopolized and attempted to monopolize an alleged market for online games. The complaint seeks $100 million in damages and requests other relief. A trial date has been set for late June, 1998.

         The Company has been in continuing discussions and negotiations with representatives of the offices of State Attorneys General regarding its advertising, consumer and marketing practices. The Company anticipates settling with the offices of the State Attorneys General on terms which will have no material adverse effect on the financial statements or operations of the Company.

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

Note 6.  Notes Payable

         During September 1997, the Company borrowed $28.5 million in a refinancing of one of its office buildings. The note is collateralized by the Company's office building and carries interest at a fixed rate of 7.46%. The note amortizes on a straight-line basis over a term of 25 years and if not paid in full at the end of 10 years, the interest rate, from that point forward, is subject to adjustment.

         On November 17, 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 19.15938 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $52.19375 per share), subject to adjustment in certain events. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes.

Note 7.  Commitments

     The Company has guaranteed modem installation and monthly usage commitments with certain of its data network providers. These commitments extend through fiscal year 2003 and total approximately $3.4 billion.

Note 8.  Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31, 1998 and 1997:


(in thousands except for per share data)          Three months ended March 31,    Nine months ended March 31,
                                                      1998            1997           1998            1997
                                                      ----            ----           ----            ----
Numerator for basic and diluted earnings per
      share -
  Income available to common stockholders             18,593         (4,734)         84,743        (487,528)
                                                 ===============================================================

Denominator
Denominator for basic earning per share -
  Weighted average shares
                                                     211,607        192,566         208,793         189,133

Effect of dilutive securities:
  Employee stock options                              26,507              -          26,994                -
  Warrants                                             6,946              -           6,876                -
  Convertible preferred stock                            446              -             446                -
                                                 -----------------------------------------------------------
 Dilutive potential common shares                     33,899              -          34,316                -
                                                  -----------------------------------------------------------

Denominator for diluted earning per share -
  Adjusted weighted average shares
  and assumed conversions
                                                     245,506        192,566         243,109         189,133
                                                 ===========================================================
Basic earnings (loss) per share                      $  0.09       $  (0.02)      $    0.41       $   (2.58)
                                                 ===========================================================
Diluted earnings (loss) per share                    $  0.08       $  (0.02)      $    0.35       $   (2.58)

                                                 ===========================================================

Note 9.  Subsequent Events

         On May 6, 1998, the Company announced it will acquire NetChannel, Inc., a Web-enhanced television company, in a transaction that will be accounted for under the purchase method of accounting. The total purchase price will be approximately $29 million, comprised of approximately $17 million in cash and $12 million of net assumed liabilities. In connection with this transaction, the Company expects to record a charge for acquired in-process research and development of approximately $20 million in the quarter ending June 30, 1998.

         The Company adopted a new shareholder rights plan on May 12, 1998. The new plan was implemented by declaring a dividend, distributable to shareholders of record on June 1, 1998, of one preferred share purchase right for each outstanding share of the Company's common stock. All rights granted under the current shareholder rights plan will be redeemed in conjunction with the implementation of the new plan. Each right under the new plan will entitle holders of the Company's common stock to purchase one one-thousandth of a share of a new series of junior participating preferred stock, at a purchase price of

$900 per right, subject to adjustment. The rights will be exercisable only if a person or group (i) acquires 15% or more of the Company's common stock or (ii) announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. Once exercisable, and in some circumstances if certain additional conditions are met, the new rights plan allows shareholders (other than the acquiror) to purchase common stock in the Company or in the acquiror at a substantial discount. The new rights will expire on May 12, 2008 unless redeemed by the Company prior to that date.

Note 10. Business Combinations

         On January 7, 1998, the Company acquired Personal Library Software, Inc., a developer of information indexing and search technologies, in a transaction that was accounted for under the purchase method of accounting. The total purchase price was approximately $15 million, comprised of approximately $9 million in stock and $6 million in assumed liabilities. In connection with this transaction, the Company recorded a charge for acquired in-process research and development of $9.7 million in the quarter ended March 31, 1998.

         On January 31, 1998, the Company consummated a Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and WorldCom, Inc. ("WorldCom") pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for the online services business of CompuServe Corporation, which was acquired by WorldCom shortly before the consummation of the Purchase and Sale, and $147 million in cash (excluding $15 million in cash received as part of the CompuServe online services business and after purchase price adjustments made at closing). The Company entered into this transaction in order to realize the significant growth in the value of ANS and allow the Company to concentrate on its core competencies - interactive services and content. The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition.

         Prior to the sale, ANS was a data communications and network service provider whose primary customer was AOL. AOL sold ANS and its network infrastructure, related equipment and personnel capable of managing the network and simultaneously executed a network services agreement (the "Services Agreement") with WorldCom. The Service Agreement calls for WorldCom to provide network management services and data communications services for a five-year period. WorldCom will utilize the purchased ANS assets to provide such services to AOL. The sale of ANS was an integral part of the Services Agreement.

         The Services Agreement provides AOL with exclusive use during peak usage periods of ANS's portion of AOL's analog dial up network sold with ANS (the "Network") and provides that the title to the modems and related equipment necessary to operate the Network will revert to AOL upon termination or expiration of the Services Agreement. AOL will then pay an amount equal to book value of the modems as set forth on ANS's financial statements and will assume any operating lease arrangements for modems as of such date. The Services Agreement provides AOL with significant continuing involvement and influence over the ANS network assets sold.

         The excess of the cash and the fair value of the CompuServe business received over the book value of ANS amounted to $381 million, which will be amortized on a straight-line basis over the five-year term of the Services Agreement as a reduction of network services expense within cost of revenues. Such amount has been classified as a deferred network services credit on the condensed consolidated balance sheet. During the quarter ended March 31, 1998, the Company reduced cost of revenues by approximately $13 million due to the amortization of the deferred network service credit.

         In connection with the acquisition of CompuServe the Company recorded approximately $106 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over periods of three to seven years.

         Immediately after the consummation of the Purchase and Sale the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Both AOL and Bertelsmann AG invested an additional $25 million in cash in this joint venture. The Company will account for this transaction under the equity method of accounting in accordance with the terms of the securities issued in the joint venture.

         The following unaudited pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the respective periods. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.


    (Amounts in thousands, except                     Pro Forma
    per share data)
                                      Three months ended         Three months     Nine months ended          Nine months
                                           3/31/98               ended 3/31/97         3/31/98               ended 3/31/97
                                      ---------------------    ----------------   ---------------------    ----------------
    Revenue                                 $712,141             $528,618              $1,941,714            $1,457,652
    Income from operations                    21,101               22,923                 130,079              (456,988)
    Net income                              $ 23,865             $ 24,904              $  138,404            $ (453,919)
    Earnings per share - diluted            $   0.10             $   0.13              $     0.56            $    (2.36)
    Earnings per share - basic              $   0.11             $   0.13              $     0.65            $    (2.36)


         Based on the current level of commitments that the Company has with WorldCom, aggregate modem payments under the Services Agreement will approximate $1.6 billion over the term of the Services Agreement.

Note 11. Restructuring Charge

         In connection with a restructuring plan adopted in the quarter ended March 31, 1998, the Company recorded a $35.1 million restructuring charge associated with the restructuring of its AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees, and the shutdown of certain subsidiaries and facilities. The restructuring charge is comprised of costs to terminate third party agreements associated with exiting certain business activities totaling $14.7 million, severance-related costs of $10.8 million, the write-off of impaired assets of $7.4 million, and facilities shutdown and other costs of $2.2 million.

         The  following  table  summarizes  the  activity  in the  restructuring accrual during the quarter ended March 31, 1998. The balance of the restructuring accrual at March 31, 1998 is included in other accrued expenses and liabilities on the balance sheet.

                    (Amounts in millions)
                     Restructuring charge                             $ 35.1
                     Payments                                          ( 7.9)
                     Non-cash adjustments                              (12.8)
                     Restructuring accrual at March 31, 1998          $ 14.4

Note 12. Capital Accounts

         On February 6, 1998, the Company's  stockholders  approved an amendment
to  the  Company's  Restated   Certificate  of  Incorporation  to  increase  the
authorized number of shares of common stock from 300,000,000 to 600,000,000.

         In March 1998, the Company effected a two-for-one split of the outstanding shares of common stock by dividending one additional share for each share owned. Accordingly, all data shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the stock split.

Note 13.  Recent Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting
Comprehensive Income," which requires companies to report by major components and in total, the change in its net assets during the period from non-owner sources. The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both Statements are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Overview

         The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the condensed consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

         The Company generates two types of revenues, online service revenues and advertising, commerce and other revenues. Online service revenues are generated from customers subscribing to the Company's AOL service and, effective February 1, 1998, the CompuServe service. Advertising, commerce and other revenues are non-subscription based and are generated from the Company's base of subscribers as well as businesses. Advertising, commerce and other revenues consist of advertising and related revenues, the sale of merchandise, and transaction fees associated with electronic commerce, as well as other revenues, which consist primarily of data network service revenues generated by ANS (through January 1998 only) as well as royalty fees and development revenues.

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

         The Company announced on February 9, 1998, that it would increase the price of its Flat-Rate Plan for the AOL service by $2.00 per month to $21.95 per month, in order to fund continued improvement of members' online experience and to keep pace with the cost of members' increased usage. The price increase became effective at the start of each member's monthly billing cycle in April 1998. In addition, members may choose to pay for one year in advance at the monthly rate of $19.95, a $2.00 per month increase from the previous annual plan rate. Those subscribers who are currently on the annual plan will not be subject to an increase until their renewal date. The Company will continue to offer its other pricing plans with no changes.

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

          Effective February 1, 1998, the Company offered the following price plans for the CompuServe Interactive service:

* A standard monthly membership offering five hours for $9.95 per month, with additional time priced at $2.95 per hour.

* An alternative offering of $24.95 per month for unlimited use.

         Subsequent to the introduction of the Flat-Rate Plan for the AOL service, the Company experienced a significant increase in average monthly subscriber usage, and an attendant decrease in the average revenue per member-hour. The Company also experienced higher cost of revenues relative to total revenues. The Company plans to minimize the impact of the aforementioned changes by growing advertising, commerce and other revenues as well as by pricing actions and by decreasing costs, on a relative basis (either on a per-hour basis or as a percentage of total revenues), principally through network, marketing and operating cost efficiencies.

         An important component of the Company's business strategy is an increasing reliance on advertising, commerce and other revenues, which include advertising and related revenues, the sale of merchandise and transaction fees associated with electronic commerce. Another important factor in the Company's business strategy is the further reduction of the costs of operating the Company's data network, on a per-hour basis, through increasing volume discounts and efficient utilization of AOLnet, the Company's TCP/IP network. The Company's marketing expenses as a percentage of revenues will be lower in fiscal 1998 than they were in fiscal 1997, primarily as a result of the improved value proposition offered by flat-rate pricing, which has resulted in improved subscriber acquisition and retention rates, as compared to rates achieved prior to flat-rate pricing. However, with the recently announced $2.00 per month price increase for the standard monthly membership fee, the Company may have to spend more on marketing, advertising and customer service than in recent quarters in order to acquire and retain customers and combat potential competitive pressures and responses. The Company's marketing strategy is expected to continue to emphasize brand advertising as well as cost-effective bundling agreements, whereby the Company's product is widely distributed with new personal computers, the Windows operating system and other peripheral computer equipment, and the Company will continue to market its products via direct mail programs.

         The growth of advertising, commerce and other revenues is important to the Company's business objectives, as those revenues provide an important contribution to the Company's operating results. In the third quarter of fiscal 1998, advertising, commerce and other revenues totaled $117.9 million, an increase of $49.3 million, or 72% over the comparable quarter in fiscal 1997. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the change in its business model into one in which more profits are generated from sources other than online service revenues, such as advertising and electronic commerce. The Company expects that the growth in advertising, commerce and other revenues, assuming such growth continues, will provide the Company with the opportunity and flexibility to fund the costs associated with the increased usage resulting from flat-rate pricing as well as programs designed to grow the subscriber base and meet other business objectives. Advertising, commerce and other revenues are generated primarily from electronic commerce and advertising, and include fees received from the sale of advertising, fees received from companies who market their products through the Company's online services and the sale of merchandise by the Company (principally computer hardware and software and AOL merchandise). Advertising revenues are expected to grow in importance as the Company continues to leverage its large, active and growing subscriber base. The Company is able to offer its advertising partners a variety of customized programs, which may include guaranteed numbers of impressions and select sponsorship of particular online areas for designated time periods. As merchants realize the value of reaching the Company's large and active subscriber base, the Company expects to earn additional revenues by offering selected merchants exclusive rights to market their particular class of goods or services within the Company's online service.

         The Company's operating margin declined in fiscal 1997, driven by the impact of the Company's switch to flat-rate pricing in December 1996 and a concomitant dramatic increase in member usage. Average monthly subscriber usage in the first quarter of fiscal 1997, the last quarter before the introduction of flat-rate pricing, was approximately 7 hours. In the third quarter of fiscal year 1998, average monthly subscriber usage had increased to approximately 23 hours. Due to the inadequacy of historical operating experience under a flat-rate pricing structure, the Company is unable to predict whether usage will continue to trend upward, and, if so, at what rate. The Company is also unable to predict the impact on subscriber usage and retention patterns that will occur as a result of the $2.00 per month price increase to its Flat-Rate Plan which was implemented in the fourth quarter of fiscal 1998. If current usage trends continue, further pressures on operating margins may result. The impact of increased usage on operating margins, if it occurs, could be offset, in whole or in part, by increases in advertising, commerce and other revenues, increased data network operating efficiencies, reductions in marketing and other operating expenses, pricing changes or other factors or actions.

         The Company competes in a rapidly-changing marketplace with a wide range of other companies in the communications, advertising, entertainment and information, media, direct mail and commerce fields. Current competitors of the Company for usage, subscribers, advertising and electronic commerce include online services (for example, the Microsoft Network and Prodigy Services Company), various national and local Internet service providers using industry-standard browser and navigational software, long distance and regional telephone companies who may offer competing services directly to their customers as part of their telephone service (among others, AT&T Corp., MCI Communications Corporation and various regional Bell operating companies), cable companies, and suppliers of operating systems or personal computer manufacturers who may incorporate functional equivalents to the Company's services in their products. The Company also competes for usage and advertising and electronic commerce revenues with major Web sites operated by search services and other companies such as Yahoo! Inc., Netscape Communications Corporation, Infoseek Corporation, CNET, Inc., Lycos, Inc. and Excite, Inc. Recently announced strategic alliances among certain of the Company's competitors (for example, Yahoo! with MCI, Excite with each of AT&T and Netscape, and Lycos with AT&T) could strengthen the Company's competition. On a broader scale, the Company competes with global media companies such as newspapers, radio and television stations and content providers, such as CBS Corporation, The Walt Disney Company and Time Warner Inc., and with direct marketing and telemarketing companies.

         The development of midband and broadband distribution technologies, including cable Internet access services offered by @Home Network, Road Runner Group (owned by Time Warner Inc.) and MediaOne, Inc. (a subsidiary of US WEST Media Group), advanced telephone-based access services offered through digital subscriber line (DSL) technologies offered by local telecommunications companies and other advanced digital services offered by broadcast and satellite companies, is intensifying the competition to which the Company is subject. Emerging convergent technologies offering combinations of television and interactive computer services, such as those offered by WebTV, offer yet an additional competitive alternative to the offerings of the Company. The Company has recently announced that it has agreed to acquire NetChannel, Inc., but there can be no assurance that the acquisition will be consummated or that its technology will become commercially successful.

                  Some of the present competitors and potential future competitors of the Company may have greater financial, technical, marketing and/or personnel resources than the Company. The competitive environment could
(i) require price reductions and increased spending on marketing, network capacity, content procurement and product development, (ii) limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners, (iii) limit its ability to develop new products and services, (iv) limit its ability to continue to grow its subscriber base, (v) result in increased attrition in the Company's subscriber base and (vi) negatively impact the Company's ability to meet its business objective of changing its business model into one in which increasingly more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce. Any of the foregoing events could have an adverse impact on revenues or result in an increase in costs as a percentage of revenues, which could have a material adverse effect on the Company's business, financial condition and operating results.

Results of Operations

Online Service Revenues

         For the three months ended March 31, 1998, online service revenues increased from $381.5 million to $575.7 million, or 51%, over the three months ended March 31, 1997. This increase was comprised of an increase in AOL online service revenues of $160.8 million as well as CompuServe online service revenues of $33.4 million, which began in February 1998. The increase in AOL online service revenues was primarily attributable to a 39% increase in the average number of AOL North American subscribers for the quarter ended March 31, 1998, compared to the prior year comparable quarter, as well as a 4% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $17.02 in the three months ended March 31, 1997 to $17.65 in the three months ended March 31, 1998. This increase was principally attributable to a reduction in the amount of refunds/credits issued to subscribers in the quarter ended March 31, 1998.

         For the nine months ended March 31, 1998, online service revenues increased from $1,043.8 million to $1,493.0 million, or 43%, over the nine months ended March 31, 1997. This increase was comprised of an increase in AOL online service revenues of $415.8 million as well as the aforementioned $33.4 million in CompuServe online service revenues. The increase in AOL online service revenues was primarily attributable to a 38% increase in the average number of AOL North American subscribers for the nine months ended March 31, 1998, compared to the prior year comparable period, as well as a 3% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $16.94 in the nine months ended March 31, 1997 to $17.48 in the nine months ended March 31, 1998. This increase was principally attributable to a reduction in the amount of refunds/credits issued to subscribers in the nine months ended March 31, 1998.

         At March 31, 1998, the Company had 11,870,000 AOL brand subscribers, including 10,715,000 in North America and 1,155,000 in the rest of the world. Also at that date, the Company had 2,175,000 CompuServe brand subscribers, including 1,100,000 in North America and 1,075,000 in the rest of the world.

         The Company is unable to predict the impact on online service revenues resulting from the $2.00 per month price increase that was implemented on April
1. The Company anticipates that the increase in online service revenues resulting from the price increase will be partially offset by the loss of some number of subscribers and by some reduction in the growth of new subscribers. The Company is unable to predict the amount of such offset.

Advertising, Commerce and Other Revenues

         For the three months ended March 31, 1998, advertising, commerce and other revenues, which consist principally of advertising and related revenues, fees associated with electronic commerce and the sale of merchandise, increased from $68.6 million to $117.9 million, or 72%, over the three months ended March 31, 1997. For the nine months ended March 31, 1998, advertising, commerce and other revenues increased from $165.6 million to $314.3 million, or 90%, over the nine months ended March 31, 1997. The increase in both the three and nine month periods ended March 31, 1998 was driven primarily by more advertising on the Company's AOL service as well as an increase in electronic commerce fees.
Advertising and electronic commerce fees increased by 207% and 218%, respectively, in the three and nine month periods ended March 31, 1998, from $24.3 million in the three months ended March 31, 1997, to $74.7 million in the three months ended March 31, 1998, and from $53.1 million in the nine months ended March 31, 1997 to $168.8 million in the nine months ended March 31, 1998. A portion of the advertising and electronic commerce revenues recognized in the quarter ended March 31, 1998 reflect revenues associated with Tel-Save, Inc. ("Tel-Save") warrants earned by the Company during that period as a result of the sale of Tel-Save long-distance telephone service to AOL members. The value of such warrants for revenue recognition purposes was calculated based upon, among other variables, the average market price of Tel-Save common stock at the end of the March 1998 quarter. Future revenues will be earned by the Company based upon the growth in the number of Tel-Save long-distance telephone subscribers and will be calculated using the number of warrants earned and the value of those warrants. The value of future warrants earned by the Company will be calculated using, among other variables, the average market price of Tel-save common stock at the end of the quarter in which the warrants are earned. Merchandise sales decreased by 21% and increased by 10%, respectively, in the three and nine-month periods ended March 31, 1998, from $30.3 million in the three months ended March 31, 1997 to $24.0 million in the three months ended March 31, 1998, and from $73.6 million in the nine months ended March 31, 1997 to $81.3 million in the nine months ended March 31, 1998. At March 31, 1998, the Company's advertising and electronic commerce backlog, representing the contract value of advertising and electronic commerce agreements signed, less revenues already recognized from these agreements, was approximately $427 million, up from approximately $129 million at March 31, 1997.

         The Company is unable to predict the effect of the $2.00 per month price increase on subscriber acquisition and retention rates. Any effect on subscriber acquisition and retention rates may impact the rate of growth in advertising, commerce and other revenues.

Cost of Revenues

         Cost of revenues includes network-related costs, consisting primarily of data network costs, personnel and related costs associated with operating the data centers, data network and providing customer support and billing, host computer and network equipment costs, the costs of merchandise sold, and royalties paid to information and service providers. For the three months ended March 31, 1998, cost of revenues increased from $308.4 million to $457.8 million, or 48%, over the three months ended March 31, 1997, and decreased as a percentage of total revenues from 68.5% to 66.0%. For the nine months ended March 31, 1998, cost of revenues increased from $771.4 million to $1,170.7 million, or 52%, over the nine months ended March 31, 1997, and increased as a percentage of total revenues from 63.8% to 64.8%.

         The increase in cost of revenues for the three and nine month periods ended March 31, 1998 was primarily attributable to increases in data network costs, host computer and network equipment costs and personnel and related costs associated with operating the data centers, data network and providing customer support and billing. Data network costs increased primarily as a result of the larger customer base and more usage by customers. Host computer and network equipment costs, consisting of lease, depreciation and maintenance expenses, increased as a result of additional host computer and network equipment, necessitated by the larger customer base and more usage by customers. Personnel and related costs associated with operating the data centers, data network and providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, a larger customer base and increased online service revenues.

         The decrease in cost of revenues as a percentage of total revenues for the three months ended March 31, 1998 was primarily attributable to a decrease, as a percentage of total revenues, in personnel and related costs associated with operating the data centers, data network and providing customer support and billing as well as in royalties paid to information providers. These decreases were partially offset by an increase, as a percentage of total revenues, in host computer and network equipment costs. The increase in cost of revenues as a percentage of total revenues for the nine month period ended March 31, 1998 was primarily attributable to an increase, as a percentage of total revenues, in host computer and network equipment costs partially offset by a decrease, as a percentage of total revenues, in royalties paid to information and service providers.

         Several factors influence the Company's cost of revenues as a percentage of total revenues. These factors include the rates of subscriber acquisition and retention, average subscriber usage, the growth of advertising, commerce and other revenues, and other costs of delivering the service. As previously noted, the Company implemented a $2.00 per month price increase in its Flat-Rate Plan beginning April 1, 1998. As a result of this price increase the Company expects that cost of revenues as a percentage of total revenues will be lower in the quarter ending June 30, 1998 than in the quarter ended March 31, 1998. The Company is unable to predict, however, the impact on cost of revenues as a percentage of total revenues beyond the quarter ending June 30, 1998 which will result from the combination of all the foregoing factors, including the price increase.

         The Company operates AOLnet, its TCP/IP data network, to provide network capacity to its members. The Company manages and lowers its per-hour data network costs by relying on increasing network volumes to negotiate lower costs per network hour as well by efficiently utilizing the network.

         Pursuant to the Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and WorldCom, Inc. ("WorldCom"), the Company recorded a deferred network services credit on the balance sheet of $381 million, which is equivalent to the excess of the cash and the fair value of the CompuServe business received over the book value of ANS. This deferred network services credit will be amortized as a reduction of network service expense within cost of revenues on a straight-line basis over the five year term of the network services agreement entered into between the Company and Worldcom. During the quarter ended March 31, 1998, the Company reduced cost of revenues by approximately $13 million due to the amortization of the deferred network services credit. For additional information regarding this transaction and the deferred network services credit see Note 10 of the Notes to Condensed Consolidated Financial Statements.

Marketing and Write-off of Deferred Subscriber Acquisition Costs

         Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For the three months ended March 31, 1998, marketing expenses decreased from $92.8 million to $84.2 million, or 9%, over the three months ended March 31, 1997, and decreased as a percentage of total revenues from 20.6% to 12.1%. For the nine months ended March 31, 1998, marketing expenses decreased from $323.8 million to $278.8 million, or 14%, over the nine months ended March 31, 1997, and decreased as a percentage of total revenues from 26.8% to 15.4%.

         The decrease in marketing expenses for the three and nine month periods ended March 31, 1998, and such expenses as a percentage of total revenues, was primarily attributable to decreases in subscriber acquisition costs. The Company made a change in the first quarter of fiscal 1997 which resulted in subscriber acquisition costs being expensed for periods subsequent to the first quarter of fiscal 1997, versus being capitalized and amortized over twenty-four months in the first quarter of fiscal 1997 and prior. As a result of the aforementioned change in accounting estimate, the balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385.2 million, was written off. For additional information regarding this change, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements.

         For the nine months ended March 31, 1998, marketing expenses, before capitalization and amortization, decreased from $394.8 million to $278.8 million, or 29%, over the nine months ended March 31, 1997, and decreased as a percentage of total revenues from 32.6% to 15.4%. The decrease in marketing expenses for the nine months ended March 31, 1998, before capitalization and amortization, was primarily attributable to a decrease in subscriber acquisition costs, offset in part by an increase in other general marketing expenses, principally related to an increase in personnel costs. The decrease in marketing expenses as a percentage of total revenues for the nine months ended March 31, 1998, before capitalization and amortization, was primarily attributable to a decrease in subscriber acquisition costs.

         Marketing expenses in the quarter ended March 31, 1998 were limited by the Company. The Company expects that marketing expenses in the next several quarters will likely be higher on an absolute basis, and may be higher as a percentage of total revenues, than those experienced in the quarter ended March 31, 1998.

Product Development

         Product development costs include research and development expenses and other product development costs. For the three months ended March 31, 1998, product development costs increased from $21.5 million to $27.3 million, or 27%, over the three months ended March 31, 1997, and decreased as a percentage of total revenues from 4.8% to 3.9%. For the nine months ended March 31, 1998, product development costs increased from $59.8 million to $66.8 million, or 12%, over the nine months ended March 31, 1997, and decreased as a percentage of total revenues from 4.9% to 3.7%. The increase in product development costs was primarily due to an increase in personnel costs resulting from the Company's acquisition of CompuServe. The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in revenues.

General and Administrative

         For the three months ended March 31, 1998, general and administrative expenses increased from $32.8 million to $59.5 million, or 81%, over the three months ended March 31, 1997, and increased as a percentage of total revenues from 7.3% to 8.6%. For the nine months ended March 31, 1998, general and administrative expenses increased from $82.1 million to $164.5 million, or 100%, over the nine months ended March 31, 1997, and increased as a percentage of total revenues from 6.8% to 9.1%. The increase in general and administrative costs for the three months ended March 31, 1998, and such costs as a percentage of total revenues, was primarily attributable to higher personnel costs and increases in professional fees, principally related to legal matters. The increase in general and administrative costs for the nine months ended March 31, 1998, and such costs as a percentage of total revenues, was primarily attributable to higher personnel costs, which included compensatory stock option and other charges related to the sale of ANS, as well as increases in professional fees, principally related to legal matters.

Amortization of Goodwill

         Goodwill is being amortized on a straight-line basis over periods ranging from two to ten years. Amortization of goodwill increased to $4.2 million in the three months ended March 31, 1998 from $1.4 million in the three months ended March 31, 1997. Amortization of goodwill increased to $8.1 million in the nine months ended March 31, 1998 from $4.9 million in the nine months ended March 31, 1997. The increase in amortization of goodwill in the three and nine month periods ended March 31, 1998 is primarily attributable to goodwill associated with the acquisition of CompuServe in January 1998 as well as purchases of various companies made by the Company subsequent to third quarter of fiscal 1997, partially offset by a decrease in goodwill resulting from the disposition of ANS in January 1998. In addition, the increase in amortization of goodwill for the nine month period ended March 31, 1998 was partially offset by a decrease in goodwill associated with GNN, which was written off in connection with the Company's fiscal 1997 restructuring charge.

Restructuring Charge

         In connection with a restructuring plan adopted in the third quarter of fiscal 1998, the Company recorded a $35.1 million restructuring charge associated with the restructuring of its AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees, and the shutdown of certain subsidiaries and facilities. For additional information regarding this restructuring, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.

         In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $48.6 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees, and the shutdown of certain operating divisions and subsidiaries. As of September 30, 1997, substantially all of the restructuring activities had been completed and the Company reversed $1.3 million of the original restructuring accrual in the September 1997 quarter.

Acquired Research and Development

         Acquired research and development costs, totaling $9.7 million in the quarter ended March 31, 1998, relate to in-process research and development purchased pursuant to the Company's acquisition of Personal Library Software, Inc. For additional information regarding this purchase, refer to Note 10 of the Notes to Condensed Consolidated Financial Statements.

Settlement Charge

         In the nine month period ended March 31, 1997, the Company recorded a charge of $24.3 million related to a legal settlement reached with various State Attorneys General to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to this legal settlement, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate pricing plan violated consumer protections laws. In the quarter ended March 31, 1997, as a result of a change in accounting estimate, the Company recorded a benefit of $6.0 million related to the aforementioned legal settlement, representing the Company's revised estimate of the total liability associated with this matter. In the nine month period ended March 31, 1998, the Company further revised its estimate of the total liability associated with this matter, and reversed an additional $1.0 million of the original settlement accrual.

         In the quarter ended March 31, 1997, the Company recorded a charge of $5.9 million related to a preliminary legal settlement reached with various class action plaintiffs which pertained to many of the same issues contained in the legal settlement with the State Attorneys General in the preceding paragraph. The preliminary legal settlement with the class action plaintiffs extended and expanded the relief provided to qualifying subscribers under the State Attorneys General settlement.

Other Income

         Other income consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $2.8 million and $2.0 million in the three months ended March 31, 1998 and 1997, respectively. The Company had other income of $8.8 million and $3.1 million in the nine months ended March 31, 1998 and 1997, respectively. The increases in other income for the three and nine month periods ended March 31, 1998, are primarily attributable to the sale of certain available-for-sale securities and increases in net interest income partially offset by decreases in the allocation of minority interest losses and increases in non-operating losses related to various investments.

Income Taxes

     Income tax expense was zero in all periods reported. For additional information regarding income taxes, refer to Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

         The Company has financed its operations through cash generated from operations, the sale of its capital stock and the sale of convertible notes. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by operating activities was $370.1 million and $111.0 million in the nine months ended March 31, 1998 and 1997, respectively. Net cash used in investing activities was $85.6 million and $96.0 million in the nine months ended March 31, 1998 and 1997, respectively. Included in investing activities for the nine months ended March 31, 1998 was $253.4 million for the purchase of property and equipment and net proceeds of $207.4 million from the Company's acquisition of CompuServe and disposition of ANS. Net cash provided by financing activities was $515.2 million and $64.1 million in the nine months ended March 31, 1998 and 1997, respectively. Included in financing activities for the nine months ended March 31, 1998 were $341.7 million in proceeds from convertible notes issued and sold in November 1997 (see below), $28.5 million in proceeds from notes payable, $62.5 million in proceeds from the sale and leaseback of property and equipment, and $82.2 million in proceeds from the sale of common stock pursuant to employee stock option and stock purchase plans. At March 31, 1998, the Company had working capital of $317.9 million, compared to a working capital deficiency of $231.0 million at June 30, 1997. The improvement in working capital was primarily related to $341.7 million in net proceeds from convertible notes issued in November 1997 and the net proceeds of $207.4 million related to the acquisition of CompuServe and disposition of ANS.

         On November 17, 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 19.15938 shares of common stock for each $1,000 principal amount of the notes (equivalent to a conversion price of $52.19375 per share), subject to adjustment in certain events. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes.

         On January 31,  1998,  the Company  consummated  the  Purchase and Sale pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for the online services business of CompuServe Corporation, which was acquired by WorldCom shortly before the consummation of the Purchase and Sale, and $147 million in cash (excluding $15 million in cash received as part of the CompuServe online services business and after purchase price adjustments made at closing). Immediately after the consummation of the Purchase and Sale the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Each company invested an additional $25 million in cash in this joint venture. The Company generated $207.4 million in net cash as a result of the aforementioned transactions.

         The Company enters into multiple-year data communications agreements in order to support AOLnet. In connection with those agreements, the Company may commit to purchase certain minimum data communications services. Should the Company not require the delivery of such minimums, the Company's per hour data communications costs may increase. For additional information regarding the Company's commitments see Note 7 of the Notes to Condensed Consolidated Financial Statements.

         In May 1996, the Company entered into a joint venture with Mitsui & Co., ("Mitsui") and Nihon Keizai Shimbun, Inc. ("Nikkei") to offer interactive online services in Japan. In connection with the agreement, the Company received approximately $28 million through the sale of convertible preferred stock to Mitsui. The preferred stock has an aggregate liquidation preference of approximately $28 million and accrues dividends at a rate of 4% per annum. Accrued dividends can be paid in the form of additional shares of preferred stock. During May 1998, the preferred stock, together with accrued but unpaid dividends, was converted into shares of common stock based on the fair market value of common stock at the time of conversion.

         The Company leases the majority of its facilities and equipment under non-cancelable operating leases, and is building AOLnet, its data communications network, as well as expanding its data center capacity. The buildout of AOLnet and the expansion of data center capacity requires a substantial investment in telecommunications and server equipment, as well as facilities. The Company plans to continue making significant investments in these areas. The Company is funding these investments, which are anticipated to total approximately $800 million in fiscal 1998, through a combination of leases, debt financing and cash purchases.

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

Year 2000 Compliance

                  The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in operating the AOL Service, the CompuServe Service, their proprietary software, member services, network access, content providers, joint ventures and various administrative and billing functions. To the extent the Company's and CompuServe's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications, may be necessary. The Company has appointed a Year 2000 Task Force to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. This Task Force is currently in the process of completing its identification of applications that are not Year 2000 compliant. In addition, the Company has begun to ask its vendors, joint venture partners and content partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000.

                  The Company is in the early stages of conducting its Year 2000 audit and therefore is unable to make a reasonable estimate of the costs associated with Year 2000 compliance. Accordingly, no assurance can be given that any or all of the Company's or third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or the impact of a failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

Inflation

         The Company believes that inflation has not had a material effect on its results of operations.

Forward-Looking Statements

         This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such forward-looking statements address the following subjects: future operating results; subscriber growth and retention; increasing advertising and electronic commerce revenues; sustaining earnings' growth and meeting profit targets; development and success of multiple brands in the U.S. and internationally; AOL 4.0 and other new products (such as CompuServe
4.0 and Digital City 2.0) and services (such as in Hong Kong); marketing, advertising and customer service spending; expansion and utilization of network capacity; identification, testing and implementation of new access and distribution technologies; and the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

         The following factors, among others, could cause actual results to differ materially from that described in the forward-looking statements:

         Factors related to increased competition from existing and new competitors, including: price reductions and increased spending on marketing, network capacity, content procurement and product development; limitations on the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners; limitations on its ability to develop new products and services; limitations on its ability to continue to grow its subscriber base; increased attrition in the Company's subscriber base; and a negative impact on the Company's ability to meet its business objective of implementing its business model into one in which more revenues and profits are generated from sources other than online service subscription revenues, such as advertising and electronic commerce.

         The risk that past difficulties of the Company and its data communications access providers in providing adequate server and network capacity will recur. Risks associated with the fixed costs and minimum commitment nature of a substantial majority of the Company's network services, such that a significant decrease in demand for online services would not result in a corresponding decrease in network costs. Risks related to the buildout of AOLnet and the expansion of server and network capacity: the risk that demand will not develop for the capacity created; the risk that supply shortages for local exchange carrier lines from local telephone companies could slow the buildout; and the risk that the failure to obtain the necessary financing could slow or halt the buildout.

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

         The failure to increase revenues at a rate sufficient to offset the increase in data communications costs resulting from increasing usage. Risks and uncertainties associated with a recently announced price increase, including: the risk that competitive offerings to the AOL service may become more attractive to AOL members; the risk of decreased demand for the AOL service; the risk of slowing or reversing subscriber growth or reducing subscriber retention rates and the resulting impact on the Company's ability to generate advertising revenues; and the risk that the Company may be required to increase marketing expenses. The risk that gross and operating margins will decrease as a result of a decrease in the rate of advertising, electronic commerce and other revenue growth or an increase in marketing expenses.

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

         The risk associated with accepting warrants in lieu of cash in certain electronic commerce agreements, as the value of such warrants is dependent upon the common stock price of the warrant issuer at the time the warrants are earned.

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


PART II.    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

         On January 7, 1998, the Company acquired Personal Library Software, Inc. in exchange for the issuance of 255,334 shares of Company Common Stock. The transaction was a private placement and exempt from registration pursuant to Rule 506 of the Securities Act of 1933.


Item 4.    Submission of Matters to a Vote of Security Holders

         The Company held a Special Meeting of Stockholders on February 6, 1998 to vote on the amendment of the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 300,000,000 to 600,000,000. Following are the results of such meeting:

                                                  Number of Shares
Matter Voted On                     For                Against           Abstain

Amendment of Restated Certificate
 of Incorporation                   84,028,201         2,724,752         78,772

Item 5.  Other Events

Shareholder Rights Plan

 Redemption of Old Rights and Dividend of New Rights

         In 1993, the Board of Directors declared a dividend to holders of the Company's Common Stock, $.01 par value per share ("Common Shares"), of rights
(the "Old Rights") to purchase shares of a series of the Company's preferred stock (the "Old Preferred Stock"). Each Old Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Old Preferred Stock upon the terms and subject to the conditions set forth in a Rights Agreement dated as of April 23, 1993, between America Online, Inc. and Security Trust Company, N.A., as amended by the Amendment to Rights Agreement between America Online, Inc. and Chemical Bank, N.A. dated as of January 31, 1995 (the "Old Plan"). On May 12, 1998, the Board of Directors directed the Company to redeem the Old Rights, terminate the Old Plan and eliminate the Old Preferred Stock and declared a dividend of one new preferred share purchase right (a "New Right") for each outstanding Common Share of the Company. The redemption of the Old Rights will be effective at the time the dividend of the New Rights is paid, which is scheduled to be June 1, 1998 (the "Record Date"), and the payment of the redemption price, as well as the dividend of the New Rights, shall be made to the stockholders of record on that date. Each New Right entitles the registered holder to purchase from the Company one one-thousandth of a share of a new series of the Company's preferred stock (the "Preferred Shares"), at a price of $900.00 per one one-thousandth of a Preferred Share (the "Purchase Price"), subject to adjustment. Each one one thousandth of a share of Preferred Stock has rights, privileges and preferences which make its value approximately equal to the value of one Common Share. A full description of the terms of the New Rights is set forth in a new shareholder rights agreement dated as of May 12, 1998 (the "New Rights Agreement"), between the Company and BankBoston, N.A., as Rights Agent (the "Rights Agent").

Terms and conditions of New Rights and New Rights Agreement

         Initially, the New Rights will be evidenced by the stock certificates representing the Common Shares then outstanding, and no separate Right Certificates, as defined, will be distributed. Until the earlier of (i) the close of business on the tenth day following the day on which there is a public announcement or public disclosure of facts indicating that a person, entity or group of affiliated or associated persons (an "Acquiring Person") have acquired, beneficial ownership of 15% or more of the outstanding Common Shares (other than certain excluded persons) or (ii) the tenth business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or entity becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the New Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of June 1, 1998, by such Common Share certificates.

         The New Rights Agreement provides that, until the Distribution Date, the New Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the New Rights), new Common Share certificates issued after June 1, 1998, upon transfer or new issuance of Common Shares, will contain a notation incorporating the New Rights Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the New Rights), the surrender or transfer of any certificates for Common Shares outstanding as of June 1, 1998, even without such notation or a copy of the Summary of Rights being attached thereto, will also constitute the transfer of the New Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the New Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date and such separate Right Certificates alone will evidence the New Rights.

         The New Rights are not exercisable until the Distribution Date. The New Rights will expire on May 12, 2008 (the "Final Expiration Date"), unless the Final Expiration Date is extended or unless the New Rights are earlier redeemed by the Company, in each case, as described below.

         The Purchase Price payable, and the number of Preferred Shares or other securities or property issuable, upon exercise of the New Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Shares, (ii) upon the grant to holders of the Preferred Shares of certain rights, options or warrants to subscribe for or purchase Preferred Shares at a price, or securities convertible into Preferred Shares with a conversion price, less than the then current market price of the Preferred Shares or (iii) upon the distribution to holders of the Preferred Shares of evidences of indebtedness or assets (excluding regular periodic cash dividends paid out of earnings or retained earnings or dividends payable in Preferred Shares) or of subscription rights or warrants (other than those referred to above).

         The number of outstanding New Rights and the number of one one thousandths of a Preferred Share issuable upon exercise of each New Right are also subject to adjustment in the event of a stock split of the Common Shares or a stock dividend on the Common Shares payable in Common Shares or subdivisions, consolidation or combinations of the Common Shares occurring, in any case, prior to the Distribution Date.

         Preferred Shares purchasable upon exercise of the New Rights will not be redeemable. Each Preferred Share will be entitled to a minimum preferential quarterly dividend payment of $1.00 but will be entitled to an aggregate dividend of 1,000 times the dividend declared per Common Share. In the event of liquidation, the holders of the Preferred Shares will be entitled to a minimum preferential liquidation payment of $1,000 but will be entitled to an aggregate payment of 1,000 times the payment made per Common Share. Each Preferred Share will have 1,000 votes, voting together with the Common Shares. Finally, in the event of any merger, consolidation or other transaction in which Common Shares are exchanged, each Preferred Share will be entitled to receive 1,000 times the amount of consideration received per Common Share. These rights are protected by customary anti dilution provisions. Because of the nature of the Preferred Shares' dividend and liquidation rights, the value of one one thousandth of a Preferred Share should approximate the value of one Common Share.

         In the event that any person becomes an Acquiring Person, proper provision shall be made so that each holder of a New Right, other than New Rights beneficially owned by the Acquiring Person or an Associate or Affiliate of such Acquiring Person or certain of their transferees (which Rights will thereafter be void), will have the right to receive upon exercise that number of Common Shares having a market value of two times the exercise price of the New Right (or, if such number of shares is not and cannot be authorized, the Company may issue Preferred Stock, cash, debt, stock or a combination thereof in exchange for the New Rights).

         In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each holder of a New Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the New Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the New Right.

         At any time after the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 15% or more of the outstanding Common Shares and prior to the acquisition by such person or group of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the New Rights (other than New Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one Common Share, or one one thousandth of a Preferred Share, per New Right (or, if the number of shares is not and cannot be authorized, the Company may issue cash, debt, stock or a combination thereof in exchange for the New Rights), subject to adjustment.

         With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional Preferred Shares will be issued (other than fractions which are integral multiples of the number of one one thousandths of a Preferred Share issuable upon the exercise of one New Right, which may, at the option of the Company, be evidenced by depository receipts), and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Shares on the last trading day prior to the date of exercise.

         At any time prior to the earlier of (i) the time that any person becomes an Acquiring Person, or (ii) the Final Expiration Date, the Board of Directors of the Company may redeem the New Rights in whole, but not in part, at a price of $.001 per New Right (the "Redemption Price"). Following the
expiration of the above periods, the New Rights become nonredeemable. Immediately upon any redemption of the New Rights, the right to exercise the New Rights will terminate and the only right of the holders of New Rights will be to receive the Redemption Price.

         The Company may from time to time, and the Rights Agent will, if the Company so directs, supplement or amend the New Rights Agreement without the approval of any holders of Right Certificates in order to cure any ambiguity, to correct or supplement any provision contained therein which may be defective or inconsistent with any other provisions therein, or to make any change to or delete any provision thereof or to adopt any other provisions with respect to the Rights which the Company may deem necessary or desirable; provided, however, that from and after such time as any Person becomes an Acquiring Person, the New Rights Agreement may not be amended or supplemented in any manner which would adversely affect the interests of the holders of Rights (other than an Acquiring Person and its Affiliates and Associates).

         Until a New Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

         The New Rights have certain anti-takeover effects. The New Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The New Rights should not interfere with any merger or other business combination approved by the Board of Directors since the New Rights may be redeemed by the Company at $.001 per New Right prior to the earlier of (i) the time prior to such time as any person has become an Acquiring Person, or (ii) the Final Expiration Date.

Item 6.    Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit 3.1 Amendment of Section A of Article 4 of the Restated Certificate of Incorporation of America Online, Inc. (Filed as to Exhibit 4.1 to the Company's Registration Statement on Form S-3, Registration No. 333-46633 and incorporated herein by reference and as Exhibit 3.1 to the Company's Form 10-K for the fiscal year ended June 30, 1997)

Exhibit 4.1 Rights Agreement dated as of May 12, 1998, between America Online, Inc. and BankBoston, N.A., as Rights Agent

Exhibit 18.1 Ernst & Young Letter dated May 15, 1998 regarding change in accounting principles

Exhibit 99.1 Press Release dated May 14, 1998 announcing that America Online, Inc. Board of Directors Approved a New Shareholder Rights Plan


(b)      Reports on Form 8-K

Form      Item # Description                                             Filing Date
Form 8-K  5      Restatement  of Earnings  due to FASB  Statement of     February 13, 1998
                 Financial Accounting Standards No. 128
Form 8-K  2, 7   Completion  of  the   Acquisition   of  the  online     February 17, 1998
                 services  division  of  CompuServe  Corporation  in
                 Exchange   for  ANS   Communications,   Inc.,   the
                 Company's network services subsidiary

                              AMERICA ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    AMERICA ONLINE, INC.


DATE: May 15, 1998                  SIGNATURE:
                                    /s/ Stephen M. Case
                                    Stephen M. Case
                                    Chief Executive Officer




DATE: May 15, 1998                   SIGNATURE
                                    /s/ Lennert J. Leader
                                    Lennert J. Leader
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index


Exhibit 4.1 Rights Agreement dated as of May 12, 1998, between America Online, Inc. and BankBoston, N.A., as Rights Agent.

Exhibit 18.1 Ernst & Young Letter  dated May 15, 1998  regarding  change in accounting principles

Exhibit 99.1 Press  Release  dated May 13, 1998  announcing  that  America
             Online, Inc. Board of Directors Approved a New Shareholder Rights Plan