Form 10-K
period 1998-06-30
AMERICA ONLINE INC
filed 1998-09-28
CIK 883780

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                        COMMISSION FILE NUMBER- 0-19836

                             AMERICA ONLINE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                         54-1322110
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
             OF                                        IDENTIFICATION NO.)
      INCORPORATION OR
        ORGANIZATION)

        22000 AOL WAY
      DULLES, VIRGINIA                                     20166-9323
    (ADDRESS OF PRINCIPAL                                   (ZIP CODE)
     EXECUTIVE OFFICES)

      Registrant's telephone number, including area code: (703) 448-8700

          Securities registered pursuant to section 12(b) of the Act:

                                              (NAME OF EACH EXCHANGE
          (TITLE OF EACH CLASS)                ON WHICH REGISTERED)
          ---------------------               -----------------------
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of August 31, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $18.4 billion (calculated by excluding shares owned beneficially by directors and officers).

  Number of shares of registrant's common stock outstanding as of August 31, 1998: 226,331,037

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in
Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  America Online, Inc., including its subsidiaries ("America Online" or the "Company"), is the global leader in the interactive communications and services medium, with approximately $2.6 billion in revenue during fiscal 1998, including $2,161 million of online service revenues and $439 million of advertising, commerce and other revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company operates two worldwide Internet online services: America Online, with more than 13 million members, and CompuServe, with approximately 2 million members, as of August 1998. The Company generates revenues from membership and usage fees, as well as increasingly from other sources, which include advertising and commerce sales.

  The Company's mission, through its three product groups, AOL Interactive Services, CompuServe Interactive Services and AOL Studios, and AOL International is to build a global medium as central to people's lives as the telephone or television . . . and even more valuable. To accomplish this mission, the Company is implementing a multiple brand strategy, supported by a common infrastructure, to build programming and other content and services as a foundation for growth in subscribers and revenues.

  AOL Interactive Services operates the Company's flagship AOL service and manages the AOL Instant Messenger service and the AOL.COM and AOL NetFind products, as well as content properties, such as Entertainment Asylum. The AOL.COM Web site offers features including MyNews, a personalized news service, as well as the AOL Instant Messenger service and other features and programming. AOL NetMail, which will allow AOL members to send and receive electronic mail on the Web, is in beta testing.

  The Company acquired the online services business of CompuServe Corporation in January 1998. That business now comprises the Company's CompuServe Interactive Services product group ("CompuServe"). CompuServe targets the busy, adult audience that relies on its service as a resource to provide needed information and services quickly and efficiently. At the end of the Company's fiscal year, CompuServe launched its version 4.0 software, providing instant messaging technology and other enhancements. The Company is planning to launch the next generation of CompuServe software during 1999, with further navigational and other improvements.

  AOL Studios builds new businesses and brands, targeting specific interactive audiences for the AOL and CompuServe services and the Internet. Under AOL Studios are Digital City, Inc. (owned approximately 80% by the Company and 20% by the Tribune Company), a local content and community guide, delivering local news and information in 50 U.S. markets, and ICQ, an Internet-based trial instant communications and chat technology the Company acquired in June 1998 that appeals to young, Web-savvy adults worldwide.

  AOL International manages the AOL and CompuServe services outside the United States. The Company offers its AOL and CompuServe branded services in Canada through a wholly-owned subsidiary, in Europe through joint ventures with Bertelsmann AG, and in Japan through a joint venture with Mitsui & Co., Ltd. and Nihon Keizai Shimbun, Inc. (Nikkei) and through a local distributor, and offers access to these services in over 100 countries. See "International Expansion."

  The Company employs a diversified portfolio approach in designing and implementing its network services. The AOLnet is the Company's data communications network, which the Company expanded during fiscal 1998 to approximately 800,000 modems, resulting in increased network capacity, higher speed access, and reduced per-hour data communication costs. The portfolio of AOL networks is available in approximately 1,500 cities in more than 100 countries worldwide. See "Network Services."

  America Online was incorporated in Delaware on May 24, 1985. The Company's principal executive offices are located at 22000 AOL Way, Dulles, Virginia 20166-9323. Its telephone number at that address is (703) 448-8700. Inquiries also may be sent to the Company's Internet address, AOL IR@AOL.com, or to the America Online address, AOL IR.

PRODUCTS AND SERVICES

 The AOL Service

  The Company's AOL service provides subscribers with a global, interactive community offering a wide variety of content, features and tools. The AOL service also includes simple access to the Internet with search functionality through AOL NetFind. The range of content, features, and tools offered on the AOL service includes the following:

  --Online Community--America Online promotes interactive community through electronic mail services, public bulletin boards, the Buddy List feature (for members to keep an up-to-the moment account of whether fellow members are online, subject to a blocking feature), the AOL Instant Messenger service, which allows members to communicate online instantaneously without having to access an electronic mailbox, an online community center, public or private "meeting rooms" and interactive conversations (chat). Guest interviews, with participation by members, take place at live "auditorium" events.

  --Channel Line-Up--Content on the AOL service is organized into channels, allowing members to navigate the service easily to find areas of interest. Each of the following nineteen channels offers informational content and commerce and community opportunities: AOL Today, News, Sports, Influence, Travel, International, Personal Finance, WorkPlace, Computing, Research & Learn, Entertainment, Games, Interests, Lifestyles, Shopping, Health, Families, Kids Only and Local. Content providers on the AOL service include ABC News, CBS SportsLine, Hachette Filipacchi Magazines, Bloomberg, The New York Times and Business Week.

  --Personalization and Control Features--Members can personalize their experience on the AOL service through a number of features and tools, including a reminder service that sends e-mail in advance of important events, stock portfolios that automatically update market prices, Mail Controls, which allow members to limit who may send them e-mail and to block certain types of e-mail, Favorite Places, which allows members to mark particular web sites or AOL areas, and Portfolio Direct and News Profiles, which send stories of particular interest to members. The AOL service offers Parental Controls to help parents form their children's online experience, including tools that limit access to particular AOL areas or Web sites or to certain features (for example, the AOL Instant Messenger service, sending or receiving files attached to e-mail or embedded pictures in e-mail, or access to premium services). Marketing Preferences allow members to elect not to receive certain marketing offers.

 The AOL.COM Web Site

  The Company launched its web site, AOL.COM (http://www.AOL.COM) in October 1995, which offers Internet users (who may not be AOL members) content, features and tools, including AOLNetFind, an Internet search and rating tool, and the AOL Instant Messenger service, which allows Internet users to communicate real-time with their friends and family. AOL.COM also offers AOL members the opportunity to exchange e-mail on the Internet, without signing onto the service, and My News, a personalized news service. Content provided on the AOL.COM site includes news, shopping, Web search services, classified advertisements, and white and yellow pages directories. The Company plans to continue to expand content and services available through the AOL.COM Web site.

 The CompuServe Service

  The Company's CompuServe Interactive Services product group manages the CompuServe service in the U.S. and Canada. The CompuServe service is available in over 500 cities worldwide, including in the U.S., Canada and Europe. See "International Expansion." The CompuServe online service targets an audience of busy adults, who look to their Internet online service as a way to answer questions and solve problems. To serve these interests, CompuServe aims to make the online experience productive, enjoyable, fast and easy. At the end of the fiscal year, the Company launched the CompuServe 4.0 software upgrade, which introduced to the service the CompuServe Instant Messenger feature and other enhancements. Like the AOL service, the CompuServe service organizes its content into channels, including: News & Weather, Personal Finance, Business, Research, Sports & Recreation, Arts & Entertainment, Home & Hobbies, Lifestyles, Computing Support, International, Local, Travel, Health, Car Club, Shopping, Games, Sight & Sound, Forum Center, Member Center and Communications Center.

 AOL Studios

  AOL Studios' goal is to build, launch, manage and scale new businesses and brands, targeting specific interactive audiences. Under AOL Studios are Digital City and ICQ.

  Digital City

  The Company's subsidiary, Digital City, Inc., which is owned in part by the Tribune Company, provides local interactive content and services on the AOL service, AOL.COM, AOL NetFind, CompuServe, Netscape's NetCenter and on the Worldwide Web. Digital City offers a network of local content and community guides in 50 U.S. cities, including Atlanta, Boston, Chicago, Dallas, Denver, Los Angeles, Minneapolis, New York, Orlando, Philadelphia, San Diego, San Francisco, and Washington, D.C. Local content provided by Digital City includes original and third-party news, sports, weather, a local guide service with directory and classified listings, and an interactive forum.

  ICQ

  The Company acquired the trial ICQ ("I seek you") instant communications and chat technology in June 1998. ICQ is an Internet-based communications Web portal site, located at http://www.icq.com. By the end of fiscal 1998, the ICQ trial software had been downloaded 13.9 million times, and was being used actively by 6.8 million users. The Company acquired the ICQ technology with its focus on interactive community, intending that it become an all-service Web portal with a permanent desktop presence.

ADVERTISING AND COMMERCE

  An important component of the Company's business strategy is to increase non-subscription based revenues, including advertising and commerce revenues and revenues from the sale of merchandise, which the Company believes are increasingly important to its growth and success. The Company continues to establish a wide variety of relationships with advertising and commerce partners in order to grow and diversify its non-subscription based revenues and to provide subscribers on the Company's interactive services with access to a broad selection of competitively priced, easy-to-order products and services. The Company offers its advertising partners a variety of customized programs, which may include guaranteed numbers of impressions and select sponsorship of particular online areas for designated time periods. As merchants recognize a value in reaching the Company's large and active subscriber base, the Company has been able to earn additional revenues by offering selected merchants exclusive rights to market particular goods or services within the Company's online services. The Company provides its commerce partners certain marketing and promotional opportunities and in return seeks cash payments, the opportunity for revenue sharing, and competitive pricing and online conveniences for subscribers. Certain of the transactions also include an equity component for the Company. The Company seeks to continue to expand the scope and number of, and revenues from, its relationships with advertising and commerce partners, including expanding these relationships across the Company's multiple brands and into the international services.

  During fiscal 1998, the Company entered into numerous advertising and commerce agreements, of which approximately 50 provided for payments to the Company of $1 million or more, including agreements with American Greetings, Barnes and Noble, Preview Travel, Unilever, Software.net, REALTOR.COM, Digital Courier Technologies, Inc. (Videos Now) and Fragrance Counter. In many instances, the Company has enhanced the content provided on the AOL service through the arrangements, and has increased revenues. For example, the Company entered into a three-year agreement with Intuit under which Intuit will provide tax, mortgage and other financial content on the Personal Finance channel of the AOL service and the Personal Finance Web Channel on AOL.COM, will make $30 million in payments to AOL over the period of the agreement and AOL will have the additional potential for revenue sharing from Intuit offerings. The Company also entered into two-year pacts in June and July 1998 with four leading online brokerages for exclusive placement in the brokerage center on the Personal Finance channel of the AOL service for combined total payments of up to approximately $100 million, subject to meeting certain conditions. Moreover, the Company's alliance with Eastman Kodak on the new "You've Got Pictures" service expected to be launched in 1999 includes advertising commitments by Eastman Kodak and revenue sharing features. During fiscal 1998, Barnes and Noble significantly expanded its relationship with the Company with a four-year, $40 million agreement for extensive placement and visibility throughout the AOL service.

  The advertising and commerce agreements entered into during fiscal 1998 were in addition to arrangements entered into in prior fiscal years that continued in fiscal 1998. For example, the Company has agreements with Tel-Save Holdings, Inc. ("Tel-Save"), CUC International Inc. (now known as Cendant Corporation), and 1-800-FLOWERS. Under the agreement with Tel-Save, it is the exclusive provider of consumer long-distance telecommunications services to be marketed to AOL members by the Company on the AOL service. The Company received $100 million in cash when the agreement was entered into in fiscal 1997, and the parties have a revenue sharing arrangement that, based upon subscriber usage levels of the Tel-Save product offering, provides the Company with an opportunity to earn additional revenues. The agreement also provided for warrants issued to America Online to purchase Tel-Save common stock. Tel-Save offers AOL subscribers competitive pricing and online billing. The Company has entered into numerous other relationships with advertisers and online merchants to promote their goods and services within the AOL Shopping Channel and throughout other areas of the AOL service.

  Extending opportunities for advertising and commerce revenues through its multiple brands and services is a goal of the Company. The Company continued this practice in fiscal 1998 by entering into agreements for advertising and placement on the AOL service, the CompuServe service, on AOL.COM and on the international services. For example, CompuServe reached an agreement with Tel-Save to offer its competitively priced long-distance telephone service to members of the CompuServe service. In addition, CompuServe has expanded its relationship with Florists' Transworld Delivery (FTD). In August 1998, Unilever, a global leader in consumer packaged goods, joined AOL in a three-year global interactive marketing agreement. Under the agreement, as many as 100 Unilever brands will receive a prominent presence throughout the AOL service. Unilever brand advertising may also appear on the CompuServe service and Unilever will have an advertising presence on several of AOL's international services for specific packaged goods categories. Additionally, AOL Europe, the joint venture between America Online and Bertelsmann, reached an agreement with N2K Inc., an online music entertainment company, to make N2K's Music Boulevard the exclusive music partner for AOL's European services.

  The Company offers for sale to subscribers on the AOL service a number of computer and Internet online goods and services, including hardware and software products and books, and AOL logo merchandise. The Company promotes its merchandise principally by means of promotional "pop-up" screens and makes its merchandise available in online stores, including in various channel stores and in specialized seasonal or other targeted shops.

NETWORK SERVICES

  America Online employs a diversified portfolio approach in designing, structuring and operating its network services. America Online manages AOLnet, a TCP/IP network of third party network service providers, including Sprint Corporation, BBN Corporation, a part of GTE Internetworking, and WorldCom, Inc.'s wholly-owned subsidiaries ANS Communications, Inc. (acquired from the Company) and UUNet Technologies, Inc. The Company anticipates continuing to expand AOLnet, in order to increase its network capacity, provide its members with higher speed access, and reduce data network costs on a per-hour basis. During fiscal 1998, the system was upgraded to handle the standard v.90 modem protocol for high-speed 56.6 kbps (kilobits per second) access and the Company added modems at a rate of approximately 25,000 monthly to expand to approximately 800,000 modems. The AOL service grew as of August 1998 to permit over 750,000 simultaneous users, the exchange of up to 34 million e-mail messages a day and up to 290 million Instant Message communications a day. AOLnet offers members of the AOL service in North America local telephone numbers in approximately 790 cities. In total, the AOL service is available in approximately 1,500 cities in more than 100 countries.

  The Company's ability to reduce data network costs on a per-hour basis and to expand the network capacity may be limited or impaired under certain circumstances. The Company enters into multiple-year data communications agreements to support AOLnet. In connection with those agreements, the Company may commit to purchase certain minimum data communications services or to pay a fixed cost for the network services. Accordingly, if the number of subscribers or usage significantly decreases, network costs will not correspondingly decrease. In addition, supply shortages exist from time to time for local exchange carrier lines from local telephone companies that the Company requires to expand network capacity. The expansion of AOLnet requires a substantial investment in telecommunications equipment, which the Company is financing principally through leasing. Supply shortages or the failure to obtain the necessary financings for the buildout of AOLnet could impair the Company's ability to expand network capacity.

  The CompuServe service currently relies on data network services provided pursuant to a Network Services Agreement among America Online, CompuServe Incorporated, a wholly-owned subsidiary of WorldCom, and UUNet Technologies, Inc. with an initial term ending December 31, 2002, subject to possible extension by the Company under certain circumstances. Under the agreement, the Company has made certain commitments to use such network services for the CompuServe service. The smooth operation of and access capacity on the CompuServe service are dependent on the network services provided under the agreement and would be adversely affected by service failures of the network services provider. The CompuServe service is available in over 500 cities worldwide.

MARKETING

  The goals of the Company's marketing programs are to attract and retain members. The Company markets its products and services through a broad array of programs and strategies, including broadcast advertising campaigns, direct mail, magazine inserts and advertisements, co-marketing, cross-promotion, bundling agreements and alternate media. In addition to its marketing programs directed specifically to member acquisition, the Company also actively markets its brands through traditional campaigns (broadcast television, radio and print publications), and through more innovative means, such as its association with the upcoming film "You've Got Mail," and through extensive online and offline cross-promotion supplied by a wide variety of AOL's interactive services partners. Additionally, through bundling agreements with major personal computer manufacturers, America Online is a featured Internet service on a range of computers made by Acer America, Compaq Computer Corporation, Packard Bell NEC, Inc. (which will also promote the CompuServe service), Hewlett Packard, and IBM. The multi-year agreements provide that pre-installed AOL software will be available by clicking on an AOL icon during the computer's initial setup process. Through an agreement with Microsoft Corp., the AOL service is accessible via a desktop folder on the Windows 95 and 98 operating systems (and will be available on future versions of the Windows operating system through the term of the agreement).

  The final version of AOL's next-generation software, AOL 4.0, became available to members for downloading in July 1998, and is to be followed by a broad-scale consumer launch of AOL 4.0 that will culminate with the mailing of CD-ROMs to members and potential customers. Overall, however, the Company's marketing strategy is expected to continue to emphasize bundling agreements. Although the Company continues to market its products via direct mail programs, such programs are directed to more narrowly targeted consumer groups and, accordingly, are more cost-efficient than they were in the past.

  America Online utilizes specialized retention programs designed to increase customer loyalty and satisfaction and to maximize customer subscription life. These retention programs include regularly scheduled online events and conferences; the regular addition of new content, services and software programs; and online promotions of upcoming online events and new features. The Company also provides a variety of support mechanisms such as online support and 24-hour telephone customer support services.

INTERNATIONAL EXPANSION

  America Online has forged partnerships with international companies to create a global community of interactive services. As of August 1998, the AOL and CompuServe services had more than 2.5 million members outside the United States. The Company's acquisition of the CompuServe service significantly expanded its membership in its online internet services in Europe and Japan.

  The Company offers its AOL and/or CompuServe branded services in Canada and, through joint ventures, in Austria, France, Germany, Japan, Sweden, Switzerland and the United Kingdom. AOL global members are able to access these services in over 100 countries. The Company's international strategy is to provide consumers with local services in key international markets featuring local language, content, marketing and community. Each of these services is marketed under the AOL or CompuServe brand name and provides seamless access to the U.S. and other international services, extending the AOL community worldwide.

  Central to the Company's strategy has been the formation of strategic alliances with strong international partners and the provision of access for all members of international services. In addition, U.S. and global subscribers to the AOL service can access selected content and communities offered on the Company's other global services.

  America Online intends to continue to expand its global services through joint ventures and on its own, capitalizing on the growth of consumer personal computer ownership in key world markets. The Company intends to offer online services, through a joint venture with Bertelsmann, in Australia in the fall of 1998 and, through a license and distribution arrangement, in Hong Kong in 1999. For AOL international subscribers traveling outside of their home countries, the Company will continue the expansion of international access to its services.

 Europe

  America Online, through joint ventures with Bertelsmann AG, one of the world's largest media companies, provides the AOL service and/or the CompuServe service in Austria, France, Germany, the Netherlands, Sweden, Switzerland and the United Kingdom. Each of these services provides European consumers with local content and communities via local access networks and is interconnected with the other AOL and CompuServe services. Through this strategic partnership, the Company plans to extend these services into additional markets in Europe. The AOL joint venture, AOL Europe, consists of Bertelsmann and America Online each owning 50%, except in Germany and France. In Germany, Axel Springer Verlag, Germany's largest newspaper publisher, holds a 10% equity participation and the joint venture holds 90%. The CompuServe joint venture, CompuServe Europe, consists of Bertelsmann and America Online each owning 50%, except in France. In France, the Company has entered into agreements that provide for Cegetel, a leading private telecommunications operator in France, and Canal+, a leading European media and communications company, to acquire a 55% interest in AOL France and CompuServe France. AOL France and CompuServe France will operate under the joint leadership of the four partners. Bertelsmann is a minority stockholder in America Online with less than a 2.5% stake, and has designated Dr. Thomas Middelhoff, Bertelsmann's Chairman-Designate, a member of the Company's Board of Directors.

 Canada

  AOL Canada is tailored to the Canadian marketplace, offering members localized client software, billing in Canadian dollars and thirteen channels featuring Canadian content that is programmed in conjunction with its Canadian partners. The service also provides message boards, discussion forums, e-mail, and easy access to the Internet through an integrated Web browser. AOL Canada's key partners include: Citytv, a broadcaster and program producer; MuchMusic, Canada's first national music cable television channel; Canada Trust, a leading Canadian financial institution; Green Line Investor Services, a division of TD Securities and Canada's largest discount broker; and Reuters, a 24-hour a day multimedia online news service from the world's leading news and financial information company.

 Japan

  In April 1997, America Online launched AOL Japan through a partnership with Mitsui & Co., one of the world's largest international trading companies, and Nihon Keizai Shimbun (Nikkei), a leading Japanese media company and a primary business-information source for Japanese executives. The joint venture, AOL Japan, Inc., consists of Mitsui & Co. owning 40%, Nikkei 10% and America Online 50%. Mitsui and Nikkei have contributed experience and credibility in the Japanese market, as well as initial funding for the launch of the Japanese service. AOL Japan offers AOL-branded interactive consumer services in Japan with a broad range of localized Japanese language content.

  Access to the CompuServe service (in English) is available in Japan through a local distributor.

 Australia

  In October 1997, America Online announced the formation of AOL Australia, a joint venture with Bertelsmann, to bring the AOL service to Australia. The Company expects the launch to occur in the fall of 1998. As with the European services, the Australian service will be a local service with local content and billing.

 Hong Kong

  AOL and the Hong Kong-based China Internet Corporation Limited (CIC) have entered into agreements for an AOL-branded service for Hong Kong consumers expected to be launched in 1999. The AOL Hong Kong service will be built on the AOL U.S. service and will provide original local content in both Chinese and English, with most local content being developed or provided by CIC.

SERVICE DELIVERY AND DISTRIBUTION TECHNOLOGIES

  Today, America Online supports a variety of software platforms, hardware devices and conduits for delivery of the service. Software platforms include primarily the Windows (3.1, 95 and 98) and Macintosh operating systems. The Company has upgraded AOLnet to support the v.90 standard for high speed access, and is investing in the development of alternative technologies to deliver its services, including cable modems, Digital Subscriber Line (xDSL) access, and ISDN and wireless technologies. During fiscal 1998, the Company launched the first nationwide field trials of xDSL broadband service. The Company plans to offer its members this higher-speed option when it becomes easy-to-use and commercially viable for the mass market. The next generation of the CompuServe software planned for launch in 1999 will share the AOL service technology platform.

  The Company also intends to make the AOL service available on new platforms that may be developed in the future, such as television, wireless telephones, hand-held computers and other devices, as consumer demand, technology and commercial viability permit. In June 1998, the Company acquired NetChannel, Inc., a Web-enhanced television company, to pursue a competitive offering within this distribution technology.

COMPETITION

  The Company competes in a rapidly-changing marketplace with a wide range of other companies in the communications, advertising, entertainment and information, media, direct mail and commerce fields. Current competitors of the Company for usage, subscribers, advertising and commerce include online services (for example, the Microsoft Network, AT&T WorldNet and Prodigy Services Company), various national and local Internet service providers using industry-standard browser and navigational software, long distance and regional telephone companies who may offer competing services directly to their customers as part of their telephone service (among others, AT&T Corp., MCI WORLDCOM, Inc. and various regional Bell operating companies), cable companies, and suppliers of operating systems or personal computer manufacturers who may incorporate functional equivalents to the Company's services in their products. The Company also competes for usage and advertising and commerce revenues with companies providing Web navigation and search services and content, such as Yahoo! Inc., Infoseek Corporation, CNET, Inc., Lycos, Inc. and Excite, Inc. Additionally, the Company competes for viewership and revenues with global media companies such as newspapers, radio and television stations and content providers, such as CBS Corporation, The Walt Disney Company and Time Warner Inc., and with direct marketing and telemarketing companies. Such media companies have formed alliances and made investments in services competing with the Company, such as CNET's and NBC's joint ownership of the SNAP! Internet service and The Walt Disney Company's purchase of a stake in Infoseek.

  The development of midband and broadband distribution technologies, including cable Internet access services offered by @Home Network, Road Runner Group (owned by Time Warner Inc.) and MediaOne, Inc. (a subsidiary of US WEST Media Group), advanced telephone-based access services offered through digital subscriber line (xDSL) technologies offered by local telecommunications companies and other advanced digital services offered by broadcast and satellite companies, is intensifying the competition to which the Company is subject. Emerging convergent technologies offering combinations of television and interactive computer services, such as those offered by WebTV, offer yet an additional competitive alternative to the offerings of the Company. The Company has acquired NetChannel, Inc., in order to pursue a competitive offering within these distribution technologies, but there can be no assurance that its technology will be commercially successful.

  Some of the present competitors and potential future competitors of the Company may have greater financial, technical, marketing and/or personnel resources than the Company. The competitive environment could (i) require price reductions and increased spending on marketing, network capacity, content procurement and product development, (ii) limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners, (iii) limit its ability to develop new products and services, (iv) limit its ability to continue to grow its subscriber base, (v) result in increased attrition in the Company's subscriber base and (vi) negatively impact the Company's ability to meet its business objective of increasing advertising, commerce and other revenues. Any of the foregoing events could have an impact on revenues or result in an increase in costs as a percentage of revenues, which could have a material adverse effect on the Company's business, financial condition and operating results.

EMPLOYEES

  As of June 30, 1998, the Company had approximately 8,500 full-time employees. America Online believes that its relations with its employees are good. None of the Company's employees is represented by a labor union, and the Company has never experienced a work stoppage.

PROPRIETARY RIGHTS

  The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products. America Online distributes its products under agreements that grant members a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products. In addition, America Online attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. America Online has also filed for several patents for technology relating to the Internet and online industry. Although America Online intends to protect its rights vigorously, there can be no assurance that these measures will be successful.

  America Online seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. America Online also has obtained federal trademark registration of the name America Online, AOL and the Company's triangle design logo and has trademark rights worldwide to many other proprietary names including, AOL.COM, Digital City, AOL Instant Messenger, AOLnet, Buddy List, and "You've Got Mail."

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

REGULATORY ENVIRONMENT; PUBLIC POLICY

  In the United States and most countries in which the Company conducts its major operations, the Company is not currently subject to direct regulation other than pursuant to laws applicable to businesses generally. Adverse changes in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Japan or elsewhere could have a material adverse effect on the Company's business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunication regulation, access charges, encryption standards, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, among others, are now under consideration. The Company is unable at this time to predict which, if any, of such proposals may be adopted and, if adopted, whether such proposals would have an adverse effect on the Company's business, financial condition and operating results.

  Moreover, the manner in which existing domestic and foreign laws (including Directive 95/46/EC of the European Parliament and of the European Council on the protection of individuals with regard to the processing of personal data and on the free movement of such data) will or may be applied to online service and Internet access providers is uncertain, as is the effect on the Company's business given different possible applications. Similarly, the Company is unable to predict the effect on the Company from the potential future application of various domestic and foreign laws governing content, export restrictions, privacy, consumer protection, export controls on encryption technology, tariffs and other trade barriers, intellectual property and taxes.

  The Company actively works both in the United States and internationally with industry groups and alliances as well as public interest groups and representatives of government on issues affecting the interactive media, including issues such as privacy measures and policies, obscenity and pornography, consumer protection, taxation of interactive services and use, regulation of means of access to the Internet, and intellectual property issues such as the application of copyright laws to the interactive medium. For example, the Company is a member of the Internet Alliance, an Internet industry association, and the Online Privacy Alliance formed to address privacy issues in the interactive medium and is a member of the steering committees of TRUSTe and BBB Online, each of which is developing enforcement systems for private sector commitments to fair information practice principles. The Company believes that industry-led standards to address issues facing the interactive medium will result in workable solutions without restricting the further development of the medium. The Company seeks to educate representatives of industry, government and public interest groups on the benefits to society of the new interactive services medium and of the greater likelihood of society's achieving those benefits through the independent industry-led and market driven approaches outlined above. In the Company's view, such an approach will provide a greater acceptance of the medium by consumers around the world and a more favorable environment for the acceptance of the Company's products and services. Some of the issues the Company is focusing on are the protection of privacy, online tools to permit user choice of content, prosecution of online crimes, safeguarding of children, enhancement of online security, education and learning, online community activities, fostering citizen and parental education and involvement and protection of intellectual property. The Company has adopted internal policies and principles regarding these areas and has implemented features in its services, such as its Parental Controls feature, chat safety tips posted prominently on the Kids Only channel of the AOL service, and the Notify AOL feature that enables members to report inappropriate activity on the AOL service, as further support for its standards. The Company is unable at this time to predict whether this approach will be adopted by government and whether the positive regulatory environment being sought by this approach will be forthcoming.

ITEM 2. PROPERTIES

  America Online maintains its headquarters facilities in Dulles, Virginia and holds various properties at and near the headquarters facilities. CompuServe has its headquarters in Columbus, Ohio and has various properties at and near those facilities. Digital City leases office space in the United States cities for which it provides local interactive content and services. The Company leases office space in the following United States locations for Customer Call
Centers: Tucson, Arizona; Jacksonville, Florida; Albuquerque, New Mexico; Oklahoma City, Oklahoma; and Ogden, Utah. The Company also maintains locations and offices at various locations throughout the United States and the rest of the world for general corporate purposes, including customer call centers, office space and the headquarters of ICQ Ltd. in Israel. The following table sets forth information on the Company's material properties:

LOCATION                           SIZE       OWNED/LEASE        PURPOSE
--------                           ----       -----------        -------
Dulles, VA................... 590,000 sq. ft. Lease(1)    Corporate Headquarters
Dulles, VA................... 180,000 sq. ft. Owned       Technology Center
Vienna, VA................... 110,000 sq. ft. Lease       Office Space
Vienna, VA................... 170,000 sq. ft. Lease       Office Space
Reston, VA................... 265,000 sq. ft. Owned(2)    Technology Center
Columbus, OH................. 250,440 sq. ft. Owned       Office Space

--------
(1) Following a series of transactions, in May 1996, the Company leased from a limited partnership approximately 78 acres of unimproved land and approximately 39 acres of improved land for use as the Company's headquarters facilities. The initial five-year term of the lease is non-cancelable with respect to the 39 acre parcel. After the initial term, the Company may purchase the property or arrange for the purchase of the property by a third party and terminate the lease. On November 14, 1997, the Company exercised its option to purchase the approximately 78 acre parcel.
(2) This property is held subject to a mortgage.

ITEM 3. LEGAL PROCEEDINGS

  The Company is a party to various litigation matters, investigations and proceedings, including a lawsuit filed on behalf of shareholders in federal court in Alexandria, Virginia against the Company and its chief executive officer and then chief financial officer alleging violations of the federal securities laws. The Company has entered into a preliminary agreement to settle the action, subject to negotiation of final documentation and approval by the court. As part of the settlement, the Company will make $35 million in payments, a substantial portion of which it expects to be covered by insurance. A shareholder derivative suit related to such class action lawsuit has also been filed in Delaware chancery court against certain current and former directors of the Company and remains pending. The Company has entered into a preliminary agreement to settle the shareholder derivative suit, subject to negotiation of final documentation and approval by the Delaware chancery court, on terms that will not have a material adverse effect on the financial condition or results of operations of the Company.

  The Company, one of its subsidiaries and two officers were named in a lawsuit alleging, among other matters, that the Company breached an agreement and has monopolized and attempted to monopolize an alleged market for online games. The Company filed a counterclaim alleging defamation and breach of contract. While the complaint originally sought more than $100 million in damages and requested injunctive relief, the parties have settled the case on terms that will not have a material adverse effect on the financial condition or results of operations of the Company.

  In late May 1998, the Company entered into an Assurance of Voluntary Compliance with representatives of the offices of 44 State Attorneys General regarding the Company's advertising, consumer and marketing practices. The Assurance provides that the Company will provide additional disclosures in its advertising and marketing materials and individualized notice to members of material changes in the member agreement or increases in member fees. The Assurance also requires the Company to make a payment to the states to cover investigative costs and fund future Internet consumer protection and education efforts and contains other terms which will not have a material adverse effect on the financial condition or results of operations of the Company.

  The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON STOCK

  The following table sets forth the range of high and low sale prices for the Company's Common Stock for the periods indicated:

      FOR THE QUARTER ENDED:                                        HIGH   LOW
      ----------------------                                       ------ ------
      September 30, 1996.......................................... $23.25 $12.25
      December 31, 1996...........................................  22.07  11.19
      March 31, 1997..............................................  23.94  15.94
      June 30, 1997...............................................  31.07  20.88
      September 30, 1997..........................................  40.25  28.25
      December 31, 1997...........................................  45.63  32.00
      March 31, 1998..............................................  69.88  41.25
      June 30, 1998............................................... 109.63  69.25

  The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

  As of September 14, 1998, the approximate number of stockholders of record of Common Stock was 4,408. In addition, there were approximately 237,000 beneficial holders of the Common Stock, representing persons whose stock is in nominee or "street name" accounts through brokers.

EXCHANGE INFORMATION

  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AOL."

  Options on the Company's stock are traded on the Chicago Board Options Exchange, the American Stock Exchange, and the Pacific Stock Exchange.

RECENT SALES OF UNREGISTERED SECURITIES

  None

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

                                                   YEAR ENDED JUNE 30,
                                             -----------------------------------
                                              1998   1997   1996    1995   1994
                                             ------ ------  -----  ------  -----
                                             (AMOUNTS IN MILLIONS, EXCEPT PER
                                                       SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Online service revenues..................... $2,161 $1,429  $ 992  $  344  $  98
Advertising, commerce and other revenues....    439    256    102      50     17
                                             ------ ------  -----  ------  -----
Total revenues..............................  2,600  1,685  1,094     394    115
Income (loss) from operations...............     78   (505)    65     (21)     4
Net income (loss) (1).......................     92   (499)    30     (36)     2
Income (loss) per common share:
  Net income (loss) per share-diluted....... $ 0.35 $(2.61) $0.14  $(0.26) $0.01
  Net income (loss) per share-basic......... $ 0.44 $(2.61) $0.18  $(0.26) $0.02
Weighted average shares outstanding:
  Diluted...................................    259    191    215     139    138
  Basic.....................................    210    191    171     139    114
                                                      AS OF JUNE 30,
                                             -----------------------------------
                                              1998   1997   1996    1995   1994
                                             ------ ------  -----  ------  -----
                                                  (AMOUNTS IN MILLIONS)
BALANCE SHEET DATA:
Working capital (deficiency)................ $   36 $ (230) $ (23) $   --  $  39
Total assets................................  2,214    833    959     405    155
Total debt..................................    373     52     23      22      9
Stockholders' equity........................    598    140    513     217     99

--------
(1) Net income in the fiscal year ended June 30, 1998, includes charges of $35 million related to a restructuring, $80 million related to acquired research and development and $17 million related to settlements. Net loss in the fiscal year ended June 30, 1997, includes charges of $385 million for the write-off of deferred subscriber acquisition costs, $49 million for restructuring, $24 million for a legal settlement and $24 million for contract terminations. Net income in the fiscal year ended June 30, 1996, includes charges of $17 million for acquired research and development, $8 million for the settlement of a class action lawsuit, and $1 million for merger expenses. Net loss in the fiscal year ended June 30, 1995, includes charges of $50 million for acquired research and development and $2 million for merger expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company generates two types of revenues, online service revenues and advertising, commerce and other revenues. Online service revenues are generated from customers subscribing to the Company's AOL service and, effective February 1, 1998, the CompuServe service. Advertising, commerce and other revenues are non-subscription based and are generated from the Company's base of subscribers as well as businesses. Advertising, commerce and other revenues consist of advertising and related revenues, the sale of merchandise and transaction fees associated with electronic commerce, as well as other revenues, which consist primarily of data network service revenues generated by ANS (through January 1998 only) as well as royalty fees and development revenues.

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

  The growth of the Company's revenues is expected to be driven primarily by growth in its subscriber base as well as growth in advertising, commerce and other revenues. The growth of the subscriber base is dependent upon the Company's ability to acquire and retain subscribers.

  Effective December 1, 1996, the Company began offering several pricing alternatives to the AOL service in the U.S. aimed at providing a variety of price points designed to appeal to a wide range of consumers. The Company's current pricing options are as follows:

  . A standard monthly membership fee of $21.95, with no additional hourly charges (the "Flat-Rate Plan"). Subscribers can also choose to prepay for one year in advance at the monthly rate of $19.95. The Company increased the price of its Flat-Rate Plan from $19.95 per month to $21.95 per month, and the effective monthly rate of the annual plan from $17.95 per month to $19.95 per month, effective at the start of each member's monthly billing cycle in April 1998. Those subscribers who were currently on the annual plan were not subject to an increase until their renewal date. These increases were implemented in order to fund the continued improvement of members' online experience and to keep pace with the cost to the Company of members' increased usage.

  . An alternative offering of three hours for $4.95 per month, with additional time priced at $2.50 per hour.

  . An alternative offering of $9.95 per month for unlimited use--for those subscribers who have an Internet connection other than through AOL and use this connection to access AOL services.

  In July 1997, the Company introduced premium games services, for which members pay $1.99 per hour (after any free hours offered under promotional programs) in addition to the regular monthly membership fee and hourly usage charges as set forth above.

  Prior to December 1, 1996, the Company's standard monthly membership fee for its AOL service in the U.S., which included five hours of service, was $9.95 per month, with a $2.95 hourly fee for usage in excess of five hours per month. Existing members at December 1, 1996, could retain the $9.95 / five hour pricing upon request. For the period July 1, 1996 through November 30, 1996, the Company also offered a pricing plan which included 20 hours of service for $19.95 per month, with a $2.95 hourly fee for usage in excess of 20 hours per month (the "Value Plan"). This plan was discontinued upon the availability of the Flat-Rate Plan on December 1, 1996.

  Effective February 1, 1998, the Company offered the following price plans for the CompuServe service:

  . A standard monthly membership offering of five hours for $9.95 per month, with additional time priced at $2.95 per hour.

  . An alternative offering of $24.95 per month with no additional hourly charge.

  Subsequent to the introduction of the Flat-Rate Plan for the AOL service, the Company experienced a significant increase in average monthly subscriber usage and higher cost of revenues relative to total revenues. The Company has, and plans to continue to minimize the impact of the aforementioned changes by increasing advertising, commerce and other revenues as well as by pricing actions and by reducing costs, on a relative basis (either on a per-hour basis or as a percentage of total revenues), principally through network, marketing and operating cost efficiencies.

  An important component of the Company's business strategy is an increasing reliance on advertising, commerce and other revenues, which include advertising and related revenues, the sale of merchandise and transaction fees associated with electronic commerce. Another important factor in the Company's business strategy is the further reduction of the costs of operating the Company's data network, on a per-hour basis, through volume discounts and more efficient utilization of AOLnet, the Company's TCP/IP network. The Company's marketing expenses as a percentage of revenues were lower in fiscal 1998 than in fiscal 1997, primarily as a result of the improved value proposition offered by flat-rate pricing, which has resulted in improved subscriber acquisition and retention rates, as compared to rates achieved prior to flat-rate pricing. However, with the recent $2.00 per month price increase for the standard monthly membership fee, the Company may have to spend more on marketing, advertising and customer service than in recent periods in order to acquire and retain customers and combat potential competitive pressures and responses. The Company's marketing strategy is expected to continue to emphasize brand advertising as well as cost-effective bundling agreements, where the Company's products are widely distributed with new personal computers, the Windows operating system and other peripheral computer equipment and software. Additionally, the Company will continue to market its products via direct mail programs.

  The growth of advertising, commerce and other revenues is important to the Company's business objectives, as those revenues provide an important contribution to the Company's operating results. In fiscal 1998, advertising, commerce and other revenues totaled $439 million, an increase of $183 million, or 71% over fiscal 1997. Among the Company's business objectives are increasing the subscriber base and continuing to accelerate the growth in advertising and electronic commerce and other revenues. The Company expects that the growth in advertising, commerce and other revenues, assuming such growth continues, will provide the Company with the opportunity and flexibility to fund the costs associated with the increased usage resulting from flat-rate pricing, as well as programs designed to grow the subscriber base and meet other business objectives. Advertising, commerce and other revenues are generated primarily from electronic commerce and advertising, and include fees received from the sale of advertising, fees received from companies who market their products through the Company's online services and the sale of merchandise by the Company (principally computer hardware and software and AOL merchandise). Advertising revenues are expected to grow in importance as the Company continues to leverage its large, active and growing subscriber base.

  As a result of the Company's switch to flat-rate pricing in December 1996, which was accompanied by a dramatic increase in member usage, the Company's operating margin declined in fiscal 1997 relative to fiscal 1996. Average monthly subscriber usage in the first quarter of fiscal 1997, the last quarter before the introduction of flat-rate pricing, was approximately 7 hours. In fiscal year 1998, average monthly subscriber usage ranged between 20 and 23 hours, and was approximately 22 hours in the fourth quarter of fiscal year 1998. If current usage levels increase, further pressures on operating margins may result. The impact of increased usage on operating margins, if it occurs, could be offset, in whole or in part, by increases in advertising, commerce and other revenues, increased data network operating efficiencies, reductions in marketing and other operating expenses, pricing changes or other factors or actions.

  The Company competes in a rapidly-changing marketplace with a wide range of other companies in the communications, advertising, entertainment and information, media, direct mail and commerce fields. Current competitors of the Company for usage, subscribers, advertising and electronic commerce include online services (for example, the Microsoft Network, AT&T WorldNet and Prodigy Services Company), various national and local Internet service providers using industry-standard browser and navigational software, long distance and regional telephone companies who may offer competing services directly to their customers as part of their telephone service (among others, AT&T Corp., MCI WORLDCOM, Inc. and various regional Bell operating companies), cable companies, and suppliers of operating systems or personal computer manufacturers who may incorporate functional equivalents to the Company's services in their products. The Company also competes for usage and advertising and electronic commerce revenues with companies providing Web navigation and search services and content such as Yahoo! Inc., Infoseek Corporation, CNET, Inc., Lycos, Inc. and Excite, Inc. Additionally, the Company competes for viewership and revenues with global media companies such as newspapers, radio and television stations and content providers, such as CBS Corporation, The Walt Disney Company and Time Warner, Inc., and with direct marketing and telemarketing companies. Such media companies have formed alliances and made investments in services competing with the Company, such as CNET's and NBC's joint ownership of the SNAP! Internet service and The Walt Disney Company's purchase of a stake in Infoseek.

  The development of midband and broadband distribution technologies, including cable Internet access services offered by @Home Network, Road Runner Group (owned by Time Warner, Inc.) and MediaOne, Inc. (a subsidiary of US WEST Media Group), advanced telephone-based access services offered through digital subscriber line (xDSL) technologies offered by local telecommunications companies and other advanced digital services offered by broadcast and satellite companies, is intensifying the competition to which the Company is subject. Emerging convergent technologies offering combinations of television and interactive computer services, such as those offered by WebTV, offer yet an additional competitive alternative to the offerings of the Company. The Company has acquired NetChannel, Inc., in order to pursue a competitive offering within these distribution technologies, but there can be no assurance that its technology will be commercially successful.

  Some of the present competitors and potential future competitors of the Company may have greater financial, technical, marketing and/or personnel resources than the Company. The competitive environment could (i) require price reductions and increased spending on marketing, network capacity, content procurement and product development, (ii) limit the Company's opportunities to enter into and/or renew agreements with content providers and distribution partners, (iii) limit its ability to develop new products and services, (iv) limit its ability to continue to grow its subscriber base, (v) result in increased attrition in the Company's subscriber base and (vi) negatively impact the Company's ability to meet its business objective of increasing advertising, commerce and other revenues. Any of the foregoing events could have an impact on revenues or result in an increase in costs as a percentage of revenues, which could have a material adverse effect on the Company's business, financial condition and operating results.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

ONLINE SERVICE REVENUES

  For fiscal 1998, online service revenues increased from $1,429 million to $2,161 million, or 51%, over fiscal 1997. This increase was comprised of an increase in AOL online service revenues of $667 million as well as CompuServe online service revenues of $85 million, which began in February 1998, partially offset by a $20 million decrease in service revenues from the Company's internet service, Global Network Navigator ("GNN"), which was discontinued in fiscal 1997. The increase in AOL online service revenues was primarily attributable to a 39% increase in the average number of AOL North American subscribers for fiscal 1998, compared to fiscal 1997, as well as a 5.5% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $16.87 in fiscal 1997 to $17.79 in fiscal 1998. This increase was principally attributable to a reduction in the amount of refunds/credits issued to subscribers in fiscal 1998.

  At June 30, 1998, the Company had 12,535,000 AOL brand subscribers, including 11,237,000 in North America and 1,298,000 in the rest of the world. Also at that date, the Company had 2,071,000 CompuServe brand subscribers, including 1,029,000 in North America and 1,042,000 in the rest of world.

ADVERTISING, COMMERCE AND OTHER REVENUES

  Advertising, commerce and other revenues, which consist principally of advertising and related revenues, fees associated with electronic commerce and the sale of merchandise, increased by 71%, from $256 million in fiscal 1997 to $439 million in fiscal 1998. The increase was driven primarily by more advertising on the Company's AOL service as well as an increase in electronic commerce fees. Advertising and electronic commerce fees increased by 159%, from $98 million in fiscal 1997 to $254 million in fiscal 1998. A portion of the advertising and electronic commerce revenues recognized in fiscal 1998 reflect revenues associated with Tel-Save, Inc. ("Tel-Save") warrants earned by the Company during that period as a result of the sale of Tel-Save long-distance telephone service to AOL members. The value of such warrants for revenue recognition purposes was calculated based upon, among other variables, the average market price of Tel-Save common stock at the end of the final three fiscal 1998 quarters. Future revenues will be earned by the Company based upon the growth in the number of Tel-Save long-distance telephone subscribers and will be calculated using the number of warrants earned and the value of those warrants. Merchandise sales decreased by 9%, from $109 million in fiscal 1997 to $99 million in fiscal 1998. At June 30, 1998, the Company's advertising and electronic commerce backlog, representing the contract value of advertising and electronic commerce agreements signed, less revenues already recognized from these agreements, was approximately $511 million, up from approximately $180 million at June 30, 1997.

COST OF REVENUES

  Cost of revenues includes network-related costs, consisting primarily of data network costs, personnel and related costs associated with operating the data centers, data network and providing customer support and billing, host computer and network equipment costs, the costs of merchandise sold and royalties paid to information and service providers. For fiscal 1998, cost of revenues increased from $1,074 million to $1,678 million, or 56%, over fiscal 1997, and increased as a percentage of total revenues from 63.7% to 64.5%.

  The increase in cost of revenues in fiscal 1998 was primarily attributable to increases in data network costs, host computer and network equipment costs and personnel and related costs associated with operating the data centers, data network and providing customer support and billing. Data network costs increased primarily as a result of the larger customer base and more usage by customers. Host computer and network equipment costs, consisting of lease, depreciation and maintenance expenses, increased as a result of additional host computer and network equipment, necessitated by the larger customer base and more usage by customers. Personnel and related costs associated with operating the data centers, data network and providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, a larger customer base and increased online service revenues.

  The increase in cost of revenues as a percentage of total revenues in fiscal 1998 was primarily attributable to an increase, as a percentage of total revenues, in host computer and network equipment costs partially offset by a decrease, as a percentage of total revenues, in royalties paid to information and service providers.

  The Company operates AOLnet, its TCP/IP data network, to provide network capacity to its members. The Company manages and lowers its per-hour data network costs by relying on increasing network volumes to negotiate lower costs per network hour as well as by efficiently utilizing the network.

  Pursuant to the Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and WorldCom, Inc. ("WorldCom"), the Company recorded a deferred network services credit on the balance sheet of $381 million, which is equivalent to the excess of the cash and the fair value of the CompuServe business received over the book value of ANS. This deferred network services credit will be amortized as a reduction of network service expense within cost of revenues on a straight-line basis over the five year term of the network services agreement entered into between the Company and WorldCom. During fiscal 1998, the Company reduced cost of revenues by approximately $32 million due to the amortization of the deferred network services credit. For additional information regarding this transaction and the deferred network services credit, see Note 8 of the Notes to Consolidated Financial Statements.

MARKETING AND WRITE-OFF OF DEFERRED SUBSCRIBER ACQUISITION COSTS

  Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For fiscal 1998 marketing expenses decreased from $422 million to $374 million, or 11%, over fiscal 1997, and decreased as a percentage of total revenues from 25.0% to 14.4%. The decrease in marketing expenses for fiscal 1998, and such expenses as a percentage of total revenues, was primarily attributable to a decrease in subscriber acquisition costs.

  The Company made a change in the first quarter of fiscal 1997 which resulted in subscriber acquisition costs being expensed for periods subsequent to the first quarter of fiscal 1997, versus being capitalized and amortized over twenty-four months in the first quarter of fiscal 1997 and prior. As a result of the aforementioned change in accounting estimate, the balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385 million, was written off. For additional information regarding this change, refer to
Note 3 of the Notes to Consolidated Financial Statements.

  For fiscal 1998, marketing expenses, before capitalization and amortization, decreased from $493 million to $374 million, or 24%, over fiscal 1997, and decreased as a percentage of total revenues from 29.3% to 14.4%. The decrease in marketing expenses for fiscal 1998, before capitalization and amortization, was primarily attributable to a decrease in subscriber acquisition costs. The Company was able to decrease its subscriber acquisition costs primarily as a result of the improved value proposition offered by flat-rate pricing, which has resulted in improved acquisition and retention rates, as compared to rates achieved prior to flat-rate pricing.

PRODUCT DEVELOPMENT

  Product development costs include research and development expenses and other product development costs. For fiscal 1998, product development costs increased from $79 million to $95 million, or 20%, over fiscal 1997, and decreased as a percentage of total revenues from 4.7% to 3.7%. The increase in product development costs was primarily due to an increase in personnel costs resulting from the Company's acquisition of CompuServe. The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in revenues.

GENERAL AND ADMINISTRATIVE

  For fiscal 1998, general and administrative expenses increased from $127 million to $230 million, or 81%, over fiscal 1997, and increased as a percentage of total revenues from 7.5% to 8.8%. The increase in general and administrative costs for fiscal 1998, and such costs as a percentage of total revenues, was primarily attributable to higher personnel costs, which included compensatory stock option and other charges primarily related to the sale of ANS, as well as increases in professional fees, principally related to legal matters.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

  Amortization of goodwill and other intangible assets increased to $14 million in fiscal 1998 from $6 million in fiscal 1997. The increase in amortization expense in fiscal 1998 is primarily attributable to goodwill associated with the acquisition of CompuServe in January 1998, as well as purchases of various companies made by the Company in late fiscal 1997 and early fiscal 1998, partially offset by a decrease in goodwill amortization resulting from the disposition of ANS in January 1998 and the shutdown of GNN in the Company's fiscal 1997 restructuring.

RESTRUCTURING CHARGES

  In connection with a restructuring plan adopted in the third quarter of fiscal 1998, the Company recorded a $35 million restructuring charge associated with the restructuring of its AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees and the shutdown of certain subsidiaries and facilities. For additional information regarding this restructuring, refer to Note 4 of the Notes to Consolidated Financial Statements.

  In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries. As of September 30, 1997, substantially all of the restructuring activities had been completed and the Company reversed $1 million of the original restructuring accrual in the first quarter of fiscal 1998.

ACQUIRED RESEARCH AND DEVELOPMENT

  The Company incurred a total of $80 million in acquired research and development charges in fiscal 1998 related to the acquisitions of Mirabilis, Ltd. ("Mirabilis"), Personal Library Software, Inc. ("PLS") and NetChannel, Inc. ("NetChannel").

  In June 1998, the Company acquired the assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis. The ICQ technology is an enabling technology for online communication. At the date of acquisition, Mirabilis reported 12 million registered trial users of which approximately half were active. The Company paid $287 million in cash and may pay up to $120 million in additional contingent purchase payments based on future performance levels. Prior to finalizing the accounting for this acquisition, the Company consulted with the Securities and Exchange Commission ("SEC"). The Company has concluded these discussions and believes that the accounting for this acquisition is in accordance with the SEC's position. The Company's Consolidated Statements of Operations reflect a one-time write-off of the amount of purchase price allocated to in-process research and development of $61 million.

  The Company allocated the excess purchase price over the fair value of net tangible assets acquired to identified intangible assets. In performing this allocation, the Company considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition (estimated to be similar to the rate experienced by the AOL service) and the research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets.

  The Company intends to incur in excess of $15 million, related primarily to salaries, to develop the in-process technology into commercially viable products over the next two years. Remaining development efforts are focused on addressing security issues, architecture stability and electronic commerce capabilities, and completion of these projects will be necessary before revenues are produced. The Company expects to begin to benefit from the purchased in-process research and development by its fiscal year 2000. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

  The Company acquired PLS, a developer of information indexing and search technologies in January 1998 and NetChannel, a web-enhanced television company, in June 1998. These transactions were accounted for under the purchase method of accounting. In connection with the purchases of PLS and NetChannel, the Company recorded charges for acquired in-process research and development of $10 million related to each acquisition. The technology, market and development risk factors discussed above for the Mirabilis acquisition are also relevant and should be considered with regard to the acquisitions of PLS and NetChannel.

CONTRACT TERMINATION CHARGE

  In fiscal 1997, the Company recorded a contract termination charge of $24 million, which consists of unconditional payments associated with terminating certain information provider contracts which became uneconomic as a result of the Company's introduction of flat-rate pricing in December 1996.

SETTLEMENT CHARGES

  In fiscal 1998, the Company recorded a net settlement charge of $18 million in connection with the settlement of the Orman v. America Online, Inc. class action lawsuit filed in U.S. District Court for the Eastern District of Virginia alleging violations of federal securities laws between August 1995 and October 1996. The settlement is subject to final documentation and court approval. Included in the net settlement charge is an estimate of $17 million in insurance receipts.

  In fiscal 1997, the Company recorded a settlement charge of $24 million in connection with a legal settlement reached with various State Attorneys General and a preliminary legal settlement reached with various class action plaintiffs, to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to these settlements, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate pricing plan violated consumer protection laws. In the first quarter of fiscal 1998, the Company revised its estimate of the total liability associated with these matters, and reversed $1 million of the original settlement accrual.

OTHER INCOME (EXPENSE), NET

  Other income (expense) consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $14 million and $6 million in fiscal 1998 and fiscal 1997, respectively. The increase in other income in fiscal 1998 was primarily attributable to the sale of certain available-for-sale securities and increases in net interest income partially offset by decreases in the allocation of losses to minority shareholders and increases in non-operating losses related to various investments.

PROVISION FOR INCOME TAXES

  The provision for income taxes was zero in fiscal 1998 and fiscal 1997. During 1998 the Company realized income subject to tax under accounting principles. However, unrecognized tax benefits from fiscal 1997 were available to reduce tax expense to zero. For additional information regarding income taxes, refer to Note 13 of the Notes to Consolidated Financial Statements.

FISCAL 1997 COMPARED TO FISCAL 1996

ONLINE SERVICE REVENUES

  For fiscal 1997, online service revenues increased from $992 million to $1,429 million, or 44%, over fiscal 1996. This increase was primarily attributable to a 53% increase in the quarterly average number of AOL North American subscribers for fiscal 1997, compared to fiscal 1996, offset by a 6% decrease in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber decreased from $17.96 in fiscal 1996 to $16.87 in fiscal 1997. This decrease was principally attributable to the availability of the Value Plan from July 1996 through November 1996, and the Flat-Rate Plan beginning in December 1996.

ADVERTISING, COMMERCE AND OTHER REVENUES

  Advertising, commerce and other revenues increased by 150%, from $102 million in fiscal 1996 to $256 million in fiscal 1997. This increase was primarily attributable to more advertising on the Company's service, an increase in electronic commerce fees and an increase in merchandise sales. Advertising and electronic commerce fees increased by 717%, from $12 million in fiscal 1996 to $98 million in fiscal 1997. Merchandise sales increased by 152%, from $43 million in fiscal 1996 to $109 million in fiscal 1997, reflecting the impact of an expanded number of products offered for sale to the Company's larger membership base.

  The Company entered into a 40-month electronic commerce agreement in February 1997 (the "Agreement") with Tel-Save. Under the terms of the Agreement, the Company received $100 million in cash and warrants valued at $20 million (the "minimum contract value") as consideration related to a Tel-Save product offering to the Company's subscribers. The Agreement also contains a revenue-sharing arrangement that, based upon subscriber usage levels of the Tel-Save product offering, provides the Company with an opportunity to earn in excess of the $120 million minimum contract value. The Company recognized $24 million in advertising, commerce and other revenues during fiscal year 1997 pursuant to the Agreement. During fiscal year 1998, the Company entered into several amendments of this contract with Tel-Save. These Amendments extended the term of the contract and expanded the level of marketing services performed by the Company, in exchange for additional cash and warrants.

COST OF REVENUES

  For fiscal 1997, cost of revenues increased from $654 million to $1,074 million, or 64%, over fiscal 1996, and increased as a percentage of total revenues from 59.8% to 63.7%.

  The increase in cost of revenues was primarily attributable to an increase in data network costs, host computer and network equipment costs, personnel and related costs associated with operating the data centers, data network and providing customer support and billing, the costs of merchandise sold and royalties paid to information and service providers. Data network costs increased primarily as a result of the larger customer base and more usage by customers. Host computer and network equipment costs increased primarily as a result of additional equipment added to support customer growth. Personnel and related costs were higher primarily due to customer support costs, which increased as a result of the larger customer base and network access problems encountered by subscribers upon the introduction of the Flat-Rate Plan. The costs of merchandise sold increased as a result of an increase in merchandise revenues. Royalties paid to information and service providers increased as a result of a larger customer base and more usage and the Company's addition of more service content to broaden the appeal of the AOL service.

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

MARKETING AND WRITE-OFF OF DEFERRED SUBSCRIBER ACQUISITION COSTS

  For fiscal 1997, marketing expenses increased from $220 million to $422 million, or 92%, over fiscal 1996, and increased as a percentage of total revenues from 20.1% to 25.0%.

  The increase in marketing expenses was primarily attributable to an increase in subscriber acquisition costs, which was impacted by a change in accounting estimate at September 30, 1996, that resulted in subscriber acquisition costs being currently expensed for periods subsequent to the first quarter of fiscal 1997, versus being capitalized and amortized over twenty-four months in fiscal 1996 and in the first quarter of fiscal 1997. The increase in marketing expenses as a percentage of total revenues was primarily attributable to increases in subscriber acquisition costs and general marketing costs, which include telemarketing and personnel. As a result of the aforementioned change in accounting estimate, the balance of deferred subscriber acquisition costs as of September 30, 1996, totaling $385 million, was written off. For additional information regarding this change, refer to Note 3 of the Notes to Consolidated Financial Statements.

  For fiscal 1997, marketing expenses, before capitalization and amortization, increased from $457 million to $493 million, or 8%, over fiscal 1996, and decreased as a percentage of total revenues from 41.8% to 29.3%. The increase in marketing expenses, before capitalization and amortization, was primarily attributable to an increase in general marketing costs, including telemarketing and personnel. The decrease in marketing expenses as a percentage of total revenues, before capitalization and amortization, was primarily the result of a slight decrease in subscriber acquisition costs, before capitalization and amortization, combined with the substantial growth in revenues.

PRODUCT DEVELOPMENT

  For fiscal 1997, product development costs increased from $58 million to $79 million, or 36%, over fiscal 1996, and decreased as a percentage of total revenues from 5.3% to 4.7%. The increase in product development costs was primarily due to an increase in personnel costs related to an increase in the number of technical employees. The decrease in product development costs as a percentage of total revenues was primarily the result of the substantial growth in revenues, which more than offset the additional product development costs.

GENERAL AND ADMINISTRATIVE

  For fiscal 1997, general and administrative costs increased from $73 million to $127 million, or 74%, over fiscal 1996, and increased as a percentage of total revenues from 6.7% to 7.5%. The increase in general and administrative costs, and such costs as a percentage of total revenues, was principally attributable to higher office-related and personnel expenses, as a result of an increase in the number of employees and expansion of the Company's operations. The increase in office-related and personnel expenses included costs associated with certain subsidiaries that were present in fiscal 1997 only, including Digital City, Inc. and Imagination Network, Inc. (doing business as WorldPlay Entertainment, "WorldPlay").

ACQUIRED RESEARCH AND DEVELOPMENT

  Acquired research and development costs, totaling $17 million in fiscal 1996, related to in-process research and development purchased pursuant to the Company's acquisition of Ubique, Ltd. ("Ubique") in September 1995.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

  Amortization of goodwill and other intangible assets decreased to $6 million in fiscal 1997 from $7 million in fiscal 1996. The decrease is primarily attributable to a write-off of the goodwill associated with GNN, partially offset by goodwill associated with various purchases made by the Company, including WorldPlay, which occurred in fiscal 1997. In connection with the fiscal 1997 restructuring charge (see Note 4 of the Notes to Consolidated Financial Statements), the Company wrote off approximately $8 million of capitalized goodwill associated with GNN.

RESTRUCTURING CHARGE

  In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries.

CONTRACT TERMINATION CHARGE

  In fiscal 1997, the Company recorded a contract termination charge of $24 million, which consists of unconditional payments associated with terminating certain information provider contracts which became uneconomic as a result of the Company's introduction of flat-rate pricing in December 1996.

SETTLEMENT CHARGE

  In fiscal 1997, the Company recorded a settlement charge of $24 million in connection with a legal settlement reached with various State Attorneys General and a preliminary legal settlement reached with various class action plaintiffs, to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to these settlements, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate pricing plan violated consumer protection laws.

OTHER INCOME (EXPENSE), NET

  Other income (expense) consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $6 million in fiscal 1997 and other expense of $3 million in fiscal 1996. The change in other income (expense) was primarily attributable to the allocation of losses to minority shareholders in fiscal 1997 and a charge in fiscal 1996 for the settlement of a class action lawsuit, partially offset by an increase in fiscal 1997 of non-operating losses related to various investments.

PROVISION FOR INCOME TAXES

  The provision for income taxes was $0 and $32 million in fiscal 1997 and fiscal 1996, respectively. For additional information regarding income taxes, refer to Note 13 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations through cash generated from operations, the sale of its capital stock and the sale of convertible notes. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by (used in) operating activities was $411 million, $127 million and $(44) million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Net cash used in investing activities was $459 million, $220 million and $102 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Included in investing activities for fiscal 1998 was $297 million for the purchase of property and equipment, $303 million in payments for the acquisitions of Mirabilis and NetChannel and net proceeds of $207 million from the Company's acquisition of CompuServe and disposition of ANS. Net cash provided by financing activities was $555 million, $99 million and $218 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively. Included in financing activities for fiscal 1998 were $342 million in proceeds from convertible notes issued and sold in November 1997 (see below), $28 million in proceeds from other notes payable, and $114 million in proceeds from the sale of common stock pursuant to employee stock option and stock purchase plans. Included in financing activities for fiscal 1996 was approximately $140 million in proceeds from a public stock offering of common stock.

  At June 30, 1998, the Company had working capital of $36 million, compared to a working capital deficiency of $230 million at June 30, 1997. Current assets increased by $607 million, from $323 million at June 30, 1997 to $930 million at June 30, 1998, while current liabilities increased by $341 million, from $553 million to $894 million, over this same period. The increase in current assets was primarily attributable to an increase in cash and cash equivalents resulting from cash generated by operations and the other activities described above. The change in current liabilities was due to increases in other accrued expenses and liabilities, primarily related to an increase in accrued telecommunications costs, as well an increase in deferred subscriber and advertising and commerce revenues, and the deferred network services credit arising from the WorldCom Purchase and Sale transactions. During July 1998, the Company further improved its cash and working capital balances as a result of a public offering of common stock. The Company sold 5,390,000 shares of common stock and raised a total of $550 million in new equity. In November 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of
19.15938 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $52.19375 per share), subject to adjustment in certain events. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes. The Company also has available, to meet its working capital needs, a $200 million secured revolving credit facility with no amounts outstanding as of June 30, 1998.

  On January 31, 1998, the Company consummated the Purchase and Sale pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for the online services business of CompuServe Corporation ("CompuServe"), which was acquired by WorldCom shortly before the consummation of the Purchase and Sale, and $147 million in cash (excluding $15 million in cash received as part of the CompuServe online services business and after purchase price adjustments made at closing). Immediately after the consummation of the Purchase and Sale, the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Each company invested an additional $25 million in cash in this joint venture. The Company generated $207 million in net cash as a result of the aforementioned transactions.

  In June 1998, the Company purchased Mirabilis for $287 million in cash (and contingent purchase price payments of up to $120 million) and NetChannel for $16 million in cash. For additional information regarding these acquisitions see Note 8 of the Notes to Consolidated Financial Statements.

  The Company enters into multiple-year data communications agreements in order to support AOLnet. In connection with those agreements, the Company may commit to purchase certain minimum data communications services. Should the Company not require the delivery of such minimums, the Company's per hour data communications costs may increase. For additional information regarding the Company's commitments see Note 10 of the Notes to Consolidated Financial Statements.

  In May 1996, the Company entered into a joint venture with Mitsui & Co., ("Mitsui") and Nihon Keizai Shimbun, Inc. ("Nikkei") to offer interactive online services in Japan. In connection with the agreement, the Company received approximately $28 million through the sale of convertible preferred stock to Mitsui. The preferred stock had an aggregate liquidation preference of approximately $28 million and accrued dividends at a rate of 4% per annum. Accrued dividends could be paid in the form of additional shares of preferred stock. During May 1998, the preferred stock, together with accrued but unpaid dividends, was converted into 392,000 shares of common stock based on the fair market value of common stock at the time of conversion.

  The Company leases the majority of its facilities and equipment under non-cancelable operating leases, and is building AOLnet, its data communications network, as well as expanding its data center capacity. The buildout of AOLnet and the expansion of data center capacity requires a substantial investment in telecommunications and server equipment, as well as facilities. The Company plans to continue making significant investments in these areas. The Company is funding these investments, which are anticipated to total approximately $700 million in fiscal 1999, through a combination of leases, debt financing and cash purchases.

  The Company uses its working capital to finance ongoing operations and to fund marketing and the development of its products and services. The Company plans to continue to invest in subscriber acquisition, retention and brand marketing to expand its subscriber base, as well as in network, computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products or businesses complementary to the Company's current business. The Company anticipates that available cash and cash provided by operating activities will be sufficient to fund its operations for the next twelve months.

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

YEAR 2000 COMPLIANCE

  The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in operating the AOL service, the CompuServe service, their proprietary software, member services, network access, content providers, joint ventures and various administrative and billing functions. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications may be necessary. The Company has appointed a Year 2000 Task Force to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. This Task Force is undertaking its assessment of the Company's compliance and has begun testing the AOL corporate business and information systems. To date, the Company has experienced very few problems related to Year 2000 testing and those identified have been fixed in the Company's day to day operating environment. The AOL host system is scheduled to begin testing in October 1998, and the AOL Operations Group is scheduled to begin testing in January 1999. The international portion of the AOL service and the CompuServe service is in the early stages of its audit. However, these services utilize the same AOL infrastructure, so it is anticipated that additional costs of compliance for the international portion will be immaterial.

  In addition, the Company has asked its vendors, joint venture partners and content partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000 but has received very few responses. The Company intends to continue its efforts to monitor the Year 2000 compliance of vendors, joint venture partners and content partners. In the event any third parties cannot timely provide the Company with content, products, services or systems that meet the Year 2000 requirements, the content on the Company's services, access to the Company's services, the ability to offer products and services and the ability to process sales could be materially adversely affected.

  The costs incurred by the Company during fiscal 1998 to address Year 2000 compliance were approximately $500,000. The Company estimates it will incur up to approximately $5 million in direct costs during fiscal 1999 to support its compliance initiatives. Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 compliant, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company has not adopted a contingency plan to address possible risks to its systems.

INFLATION

  The Company believes that inflation has not had, and will not have in the future, a material effect on its results of operations.

FORWARD-LOOKING STATEMENTS

  This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: future operating results; subscriber growth and retention; advertising and electronic commerce revenues; earnings growth and expectations; development and success of multiple brands; new products and services (such as AOL 4.0, CompuServe 4.0 and 5.0, Digital City 2.0 and the "You've Got Pictures" service); corporate spending; network capacity; new access and distribution technologies; and the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

  The following factors, among others, could cause actual results to differ materially from that described in the forward-looking statements:

    Factors related to increased competition, including: price reductions and increased spending; limitations on the Company's opportunities to enter into and/or renew agreements with content and distribution providers; limitations on its ability to grow its subscriber base; increased attrition in the Company's subscriber base; and a negative impact on the Company's ability to meet its business objective of increasing advertising and electronic commerce revenues.

    The risk that the Company and its data communications access providers will be unable to provide adequate server and network capacity. Risks associated with the fixed costs and minimum commitment nature of a substantial majority of the Company's network services, such that a significant decrease in demand for online services would not result in a corresponding decrease in network costs. Risks related to the buildout of AOLnet and the expansion of server and network capacity: the risk that demand will not develop for the capacity created; the risk that supply shortages for local exchange carrier lines from local telephone companies could impede the provision of adequate network capacity; and the risk of the failure to obtain the necessary financing. Risks related to CompuServe's reliance on network services which are provided under a single agreement.

    Any damage or failure to the Company's computer equipment and the information stored in its data centers.

    The failure to increase revenues at a rate sufficient to offset the increase in data communications costs resulting from increasing usage. Risks and uncertainties associated with a recently implemented price increase, including: the risk that competitive offerings to the AOL service may become more attractive to AOL members; the risk of slowing or reversing subscriber growth or reducing subscriber retention rates and the resulting impact on the Company's ability to generate advertising revenues; and the risk that the Company may be required to increase marketing expenses. The resulting risk that gross and operating margins will decrease.

    The risk of loss of services of executive officers and other key employees.

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

    The risks related to the acquisition of businesses, including the failure to successfully integrate and manage acquired technology, operations and personnel, the loss of key employees of the acquired companies and diversion of the Company's management's attention from other ongoing business concerns; and the risk of significant charges for in-process research and development or other matters.

    The inability of the Company to introduce new products and services; and its inability to develop, or achieve commercial acceptance for, these new products and services. The failure to resolve issues concerning commercial activities via the Internet, including security, reliability, cost, ease of use and access. The risk of adverse changes in the U.S. regulatory environment surrounding interactive services.

    The failure of the Company or its partners to successfully market, sell and deliver its services in international markets; and risks inherent in doing business on an international level, such as laws that differ greatly from those in the United States, unexpected changes in regulatory requirements, political risks, export restrictions and controls, tariffs and other trade barriers and fluctuations in currency exchange rates.

    The Company's inability to offer its services through advanced distribution technologies such as cable, satellite, broadcast and enhanced telephone distribution and the inability to offer advanced services such as voice and full motion video. The Company's inability to develop new technology or modify its existing technology to keep pace with technological advances and the pursuit of these technological advances requiring substantial expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

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

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The response to this item is incorporated by reference from the Sections titled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

  The response to this item is incorporated by reference from the Section titled "Executive Compensation," but not from the Sections titled "Executive Compensation--Performance Graph" and "Executive Compensation--Report on Executive Compensation by the Compensation and Management Development Committee of the Board of Directors," in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The response to this item is incorporated by reference from the Section titled "Share Ownership" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Consolidated Financial Statements

  The following consolidated financial statements of America Online, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:

   Consolidated Statements of Operations for the years ended June 30,
    1998, 1997, and 1996.................................................. F-2
   Consolidated Balance Sheets as of June 30, 1998 and 1997............... F-3
   Consolidated Statements of Changes in Stockholders' Equity for the
    years ended June 30, 1998, 1997, and 1996............................. F-4
   Consolidated Statements of Cash Flows for the years ended June 30,
    1998, 1997, and 1996.................................................. F-5
   Notes to Consolidated Financial Statements............................. F-6
   Report of Management................................................... F-25
   Report of Independent Auditors......................................... F-26

  (a)(2) Financial Statement Schedules

  All financial statement schedules required by Item 14(a) (2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

  (a)(3) Exhibits

  The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online, Inc. Common Stock as of September 14, 1998, subject to payment in advance of a fee of 25 cents per page to reimburse America Online, Inc. for reproduction costs.

EXHIBIT LIST

 EXHIBIT
   NO.                                DESCRIPTION
 -------                              -----------
   2.1   Agreement and Plan of Reorganization, dated May 11, 1994, as amended, among America Online, Inc., RCC Acquisition Corporation and RCC
         Communications Corporation (Filed as Annex A to the Company's
         Registration Statement on Form S-4, Registration Statement No. 33-
         82030, as filed on July 24, 1994 and incorporated herein by reference.)
   2.2   Agreement and Plan of Reorganization dated as of November 8, 1994, among America Online, Inc., BLT Acquisition Corporation, CMG
         Information Services, Inc. and Booklink Technologies, Inc. (Filed as
         Exhibit 1 to the Company's Current Report on Form 8-K, dated January
         9, 1995 and incorporated herein by reference.)
   2.3   Agreement and Plan of Merger, dated as of December 20, 1995, among
         America Online, Inc., Santa's Acquisition Corp. and Johnson-Grace
         Company and its Principal Shareholders (Filed as Exhibit 2.1 to the
         Company's Current Report on Form 8-K, dated February 14, 1996 and incorporated herein by reference.)
   2.4   Stock Purchase Agreement, dated as of August 5, 1996, among America
         Online, Inc., The ImagiNation Network, Inc. and AT&T Corp. (Filed as
         Exhibit 10 to the Company's Current Report on Form 8-K, dated August
         5, 1996, and incorporated herein by reference.)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
   2.5   Purchase and Sale Agreement dated as of September 7, 1997 by and among
         America Online, Inc., ANS Communications, Inc. and WorldCom, Inc.
         (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated
         September 19,1997, and incorporated herein by reference.)
   2.6   Agreement of Purchase and Sale dated as of June 5, 1998 by and among
         America Online, Inc., AOL Acquisition Corp., R.G.A.O. Holdings Ltd.,
         and Mirabilis Ltd and the Principal Stockholders (Confidential
         treatment has been requested with respect to certain portions of the
         Agreement). (Filed as Exhibit 2 to the Company's Current Report on
         Form 8-K, dated June 11, 1998, and incorporated herein by reference.)
   3.1   Restated Certificate of Incorporation of America Online, Inc. (Filed
         as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1997 and incorporated herein by reference.)
   3.2   Amendment of Section A of Article 4 of the Restated Certificate of
         Incorporation of America Online, Inc. (Filed as Exhibit 4.1 to the
         Company's Registration Statement n Form S-3, Registration No. 333-
         46633 and incorporated herein by reference.)
   3.3   Certificate of Designation, Preferences and Rights of Series A-1
         Junior Participating Preferred Stock of America Online, Inc.
   3.4   Certificate of Elimination of Series A Junior Participation Preferred
         Stock of America Online, Inc.
   3.5   Restated By-Laws of America Online, Inc.
   4.1   Article 4, Article 6 and Article 8 of the Restated Certificate of
         Incorporation (see Exhibits 3.1 and 3.2)
   4.2   Indenture, dated as of November 17, 1997 between America Online, Inc., as issuer, and State Street Bank and Trust Company, as trustee. (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated as of December 2, 1997.)
   4.3   Registration Rights Agreement, dated as of November 17, 1997 between
         America Online, Inc. and Goldman, Sachs & Co., BT Alex. Brown
         Incorporated, Lehman Brothers Inc. and Cowen & Company. (Filed as
         Exhibit 4.2 to the Company's Current Report on Form 8-K, dated as of
         December 2, 1997.)
   4.4   Purchase Agreement dated November 12, 1997 between America Online,
         Inc. and Goldman, Sachs & Co., BT Alex. Brown Incorporated, Lehman
         Brothers Inc. and Cowen & Company. (Filed as Exhibit 4.3 to the
         Company's Current Report on Form 8-K, dated as of December 2, 1997.)
   4.5   Rights Agreement dated as of May 12, 1998, between America Online,
         Inc. and BankBoston, N.A., as Rights Agent. (Filed as Exhibit 4.2 to
         the Company's Quarterly Report on Form 10-Q for the quarter ended
         March 31, 1998 and incorporated herein by reference.)
  10.1   Master Agreement for Data Communications Service, dated July 3, 1985, as amended on May 13, 1991, and an order for Communications Service
         Network Services pursuant thereto, dated January 15, 1992, between
         America Online, Inc. and GTE Telenet Communications Corporation.
         (Filed as Exhibit 10.18 to the Company's Registration Statement on
         Form S-1, Registration Statement No. 33-45585, as filed on February 6,
         1992 and incorporated herein by reference.) (Confidential treatment granted.)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  10.2   The Company's Employee Stock Purchase Plan. (Filed as Exhibit 28.1 to
         the Company's Registration Statement on Form S-8, Registration
         Statement No. 33-48447, as filed on June 5, 1992 and incorporated herein by reference.)
  10.3   The Company's 1992 Employee, Director and Consultant Stock Option
         Plan. (Filed as Exhibit 10. 24 to the Company's Registration Statement
         on Form S-1, Registration Statement No. 33-45585, as filed on February
         6, 1992 and incorporated herein by reference.)
  10.4   The Company's Incentive Stock Option Plan, 1987 Restatement. (Filed as
         Exhibit 10.25 to the Company's Registration Statement on Form S-1,
         Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
  10.5   The Company's 1987 Stock Incentive Plan. (Filed as Exhibit 10.26 to
         the Company's Registration Statement on Form S-1, Registration
         Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
  10.6   Amendment No. 1 to the Company's 1987 Stock Incentive Plan. (Filed as
         Exhibit 10.27 to the Company's Registration Statement on Form S-1,
         Registration Statement No 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)
  10.7   Master Agreement for Data Communications and Warrant Purchase
         Agreement dated May 25, 1993 between Sprint Communications Company
         L.P. and America Online, Inc. (Filed as Exhibit 10.23 to the Company's
         Annual Report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference.)
  10.8   First Amendment to Master Agreement for Data Communications, dated
         June 30, 1994, between Sprint Communication Company L.P. and America
         Online, Inc. (Filed as Exhibit 10.17 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.)
  10.9   Employment Agreement and related agreements entered into with Robert
         W. Pittman. (Filed as Exhibit 10.15 to the Company's Annual Report on
         Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.)
  10.10  Employment Agreement and related agreements entered into with George
         Vradenburg, III
  10.11  Letter Agreement entered into with Lennert J. Leader
  21.1   List of Subsidiaries
  23.1   Consent of Ernst & Young LLP
  24.1   Powers of Attorney

  (b) Reports on Form 8-K

  The following reports on Form 8-K were filed during the quarter ended June 30, 1998:

                                                                       FILING
   ITEM #                         DESCRIPTION                           DATE
   ------                         -----------                          -------
   7      An amended report to file the financial statements of the    4/17/98
          Interactive Services Division of CompuServe Corporation
          which was acquired.
   2, 7   A report announcing the entering into of an Agreement of     6/11/98
          Purchase and Sale between America Online, Inc., AOL
          Acquisition Corp., R.G.A.O. Holdings Ltd., and Mirabilis
          Ltd., as amended
   5, 7   A report filing an opinion of counsel and press release      6/29/98
          announcing the commencement of a $500 million common stock offering.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of September, 1998.

                                          AMERICA ONLINE, INC.


                                                  /s/ J. Michael Kelly
                                          By:__________________________________
                                                    J. Michael Kelly,
                                              Senior Vice President, Chief
                                           Financial Officer, Treasurer, Chief
                                                   Accounting Officer
                                                 and Assistant Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of September, 1998.


              SIGNATURE                      TITLE                            DATE

                 *                   Chairman of the                    September 28, 1998
                                      Board, Chief
                                      Executive Officer
                                      (principal executive officer)

-----------------------------------
          Stephen M. Case

   /s/   J. Michael Kelly            Senior Vice                        September 28, 1998
-----------------------------------
         J. Michael Kelly
                                      President, Chief
                                      Financial Officer, Treasurer,
                                      Chief Accounting
                                      Officer and
                                      Assistant Secretary
                                      (principal
                                      financial and
                                      accounting officer)



                 *                   Director                           September 28, 1998
-----------------------------------
         Daniel F. Akerson

                 *                   Director                           September 28, 1998
-----------------------------------
         Frank J. Caufield

                 *                   Director                           September 28, 1998
-----------------------------------
       Robert J. Frankenberg

                 *                   Director                           September 28, 1998
-----------------------------------
      Alexander M. Haig, Jr.

                 *                   Director                           September 28, 1998
-----------------------------------
         William N. Melton


              SIGNATURE                      TITLE                   DATE

                 *                   Director                  September 28, 1998
-----------------------------------
         Thomas Middelhoff

                 *                   President, Chief          September 28, 1998
-----------------------------------   Operating Officer
         Robert W. Pittman            and Director

                                     Director
-----------------------------------
          Colin L. Powell

                                     Director
-----------------------------------
        Franklin D. Raines

*By:  /s/J. Michael Kelly
   ------------------------------
 J. Michael Kelly, as Attorney-in-
   Fact for each of the persons
             indicated

                              AMERICA ONLINE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Operations for the years ended June 30, 1998,
 1997 and 1996............................................................ F-2
Consolidated Balance Sheets as of June 30, 1998 and 1997.................. F-3
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 1998,
 1997 and 1996............................................................ F-4
Consolidated Statements of Cash Flows for the years ended June 30, 1998,
 1997 and 1996............................................................ F-5
Notes to Consolidated Financial Statements................................ F-6
Report of Management...................................................... F-25
Report of Independent Auditors............................................ F-26

                              AMERICA ONLINE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           YEAR ENDED JUNE 30,
                                                           --------------------
                                                            1998   1997   1996
                                                           ------ ------  -----
                                                               (AMOUNTS IN
                                                            MILLIONS, EXCEPT
                                                             PER SHARE DATA)
REVENUES:
  Online service revenues................................. $2,161 $1,429  $ 992
  Advertising, commerce and other revenues................    439    256    102
                                                           ------ ------  -----
      Total revenues......................................  2,600  1,685  1,094
COSTS AND EXPENSES:
  Cost of revenues........................................  1,678  1,074    654
  Marketing
    Marketing.............................................    374    422    220
    Write-off of deferred subscriber acquisition costs....     --    385     --
  Product development.....................................     95     79     58
  General and administrative..............................    230    127     73
  Amortization of goodwill and other intangible assets....     14      6      7
  Restructuring charges...................................     34     49     --
  Acquired research and development.......................     80     --     17
  Contract termination charge.............................     --     24     --
  Settlement charges......................................     17     24     --
                                                           ------ ------  -----
      Total costs and expenses............................  2,522  2,190  1,029
INCOME (LOSS) FROM OPERATIONS.............................     78   (505)    65
OTHER INCOME (EXPENSE), NET...............................     14      6    (3)
                                                           ------ ------  -----
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES...........     92   (499)    62
PROVISION FOR INCOME TAXES................................     --     --    (32)
                                                           ------ ------  -----
NET INCOME (LOSS)......................................... $   92 $ (499) $  30
                                                           ====== ======  =====
EARNINGS (LOSS) PER SHARE:
  Earnings (loss) per share-diluted....................... $ 0.35 $(2.61) $0.14
  Earnings (loss) per share-basic......................... $ 0.44 $(2.61) $0.18
  Weighted average shares outstanding-diluted.............    259    191    215
  Weighted average shares outstanding-basic...............    210    191    171

                            See accompanying notes.

                              AMERICA ONLINE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,
                                                                    -----------
                                                                     1998  1997
                                                                    ------ ----
                                                                    (AMOUNTS IN
                                                                     MILLIONS,
                                                                      EXCEPT
                              ASSETS                                SHARE DATA)
CURRENT ASSETS:
  Cash and cash equivalents........................................ $  631 $124
  Trade accounts receivable, less allowances of $19 million and $6
   million, respectively...........................................    104   65
  Other receivables................................................     92   26
  Prepaid expenses and other current assets........................    103  108
                                                                    ------ ----
    Total current assets...........................................    930  323
PROPERTY AND EQUIPMENT AT COST, NET................................    363  233
OTHER ASSETS:
  Investments including available-for-sale securities..............    439   81
  Restricted cash..................................................     --   50
  Product development costs, net...................................     88   73
  Goodwill and other intangible assets, net........................    381   59
  Other assets.....................................................     13   14
                                                                    ------ ----
                                                                    $2,214 $833
                                                                    ====== ====
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Trade accounts payable......................................... $   87  $ 68
  Other accrued expenses and liabilities.........................    443   299
  Deferred revenue...............................................    242   166
  Accrued personnel costs........................................     46    20
  Deferred network services credit...............................     76    --
                                                                  ------  ----
    Total current liabilities....................................    894   553
LONG-TERM LIABILITIES:
  Notes payable..................................................    372    50
  Deferred revenue...............................................     71    86
  Other liabilities..............................................      6     4
  Deferred network services credit...............................    273    --
                                                                  ------  ----
    Total liabilities............................................  1,616   693
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares authorized, 0 and 1,000 shares issued and outstanding at June 30, 1998 and
   1997, respectively............................................     --    --
  Common stock, $.01 par value; 600,000,000 shares authorized,
   219,641,140 and 200,377,942 shares issued and outstanding at
   June 30, 1998 and 1997, respectively..........................      2     2
  Unrealized gain on available-for-sale securities...............    145    17
  Additional paid-in capital.....................................    866   628
  Accumulated deficit............................................   (415) (507)
                                                                  ------  ----
    Total stockholders' equity...................................    598   140
                                                                  ------  ----
                                                                  $2,214  $833
                                                                  ======  ====

                            See accompanying notes.

                              AMERICA ONLINE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                            UNREALIZED
                                                                             GAIN ON
                          PREFERRED STOCK        COMMON STOCK    ADDITIONAL AVAILABLE-
                          ------------------  ------------------  PAID-IN    FOR-SALE  ACCUMULATED
                          SHARES     AMOUNT     SHARES    AMOUNT  CAPITAL   SECURITIES   DEFICIT   TOTAL
                          ---------  -------  ----------- ------ ---------- ---------- ----------- -----
                                           (AMOUNTS IN MILLIONS, EXCEPT SHARE DATA)
BALANCES AT JUNE 30,
 1995...................         --   $   --  153,456,536  $ 2      $253       $ --       $ (38)   $217
Common stock issued:
  Exercise of options
   and warrants.........         --       --   20,740,676   --        48         --          --      48
  Business acquisitions.         --       --      931,004   --        17         --          --      17
  Sale of stock, net....         --       --   10,123,784   --       142         --          --     142
Sale of preferred stock,
 net....................      1,000       --           --   --        28         --          --      28
Tax benefit related to
 stock options..........         --       --           --   --        32         --          --      32
Net income..............         --       --           --   --        --         --          30      30
                          ---------   ------  -----------  ---      ----       ----       -----    ----
BALANCES AT JUNE 30,
 1996...................      1,000       --  185,252,000    2       520         --          (8)    514
Common stock issued:
  Exercise of options...         --       --   13,866,522   --        70         --          --      70
  Business acquisitions.         --       --      758,450   --        16         --          --      16
  Sale of stock, net....         --       --      500,970   --        11         --          --      11
Unrealized gain on
 available-for-sale
 securities.............         --       --           --   --        11         17          --      28
Net loss................         --       --           --   --        --         --        (499)   (499)
                          ---------   ------  -----------  ---      ----       ----       -----    ----
BALANCES AT JUNE 30,
 1997...................      1,000       --  200,377,942    2       628         17        (507)    140
Common stock issued:
  Exercise of options...         --       --   18,299,705   --       109         --          --     109
  Business acquisitions.         --       --      322,782   --        14         --          --      14
  Sale of stock, net....         --       --      248,711   --         7         --          --       7
Amortization of
 compensatory stock
 options................         --       --           --   --        30         --          --      30
Unrealized gain on
 available-for-sale
 securities.............         --       --           --   --        78        128          --     206
Conversion of preferred
 stock to common stock..     (1,000)      --      392,000   --        --         --          --      --
Net income..............         --       --           --   --        --         --          92      92
                          ---------   ------  -----------  ---      ----       ----       -----    ----
BALANCES AT JUNE 30,
 1998...................         --   $   --  219,641,140  $ 2      $866       $145       $(415)   $598
                          =========   ======  ===========  ===      ====       ====       =====    ====

                            See accompanying notes.

                              AMERICA ONLINE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED JUNE 30,
                                                       -----------------------
                                                        1998    1997     1996
                                                       ------  -------  ------
                                                       (AMOUNTS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................... $   92  $  (499) $   30
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
   Write-off of deferred subscriber acquisition
    costs.............................................     --      385      --
   Non-cash restructuring charges.....................     11       22      --
   Depreciation and amortization......................    132       65      35
   Amortization of deferred network services credit...    (32)      --      --
   Charge for acquired research and development.......     80       --      17
   Compensatory stock options.........................     30       --      --
   Gain on sale of investments........................    (17)      --      (2)
   Amortization of subscriber acquisition costs.......     --       59     126
   Changes in assets and liabilities, net of the
    effects of acquisitions and dispositions:
     Trade accounts receivable........................      1      (16)    (17)
     Other receivables................................    (67)       2     (12)
     Prepaid expenses and other current assets........     28      (44)    (40)
     Deferred subscriber acquisition costs............     --     (130)   (363)
     Other assets.....................................    (12)      (6)    (11)
     Investments including available-for-sale
      securities......................................    (40)     (30)      5
     Accrued expenses and other current liabilities...    146      105     137
     Deferred income taxes............................     --       --      33
     Deferred revenue and other liabilities...........     59      214      18
                                                       ------  -------  ------
       Total adjustments..............................    319      626     (74)
                                                       ------  -------  ------
   NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES........................................    411      127     (44)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..................   (297)    (149)    (58)
  Product development costs...........................    (51)     (57)    (33)
  Proceeds from sale of investments...................     24       --      --
  Purchase of available-for-sale securities...........    (18)      (3)    (12)
  Net payments for acquisitions of
   Mirabilis/NetChannel...............................   (303)      --      --
  Other investing activities..........................    (21)     (11)      1
  Net proceeds from acquisition of
   CompuServe/disposition of ANS......................    207       --      --
                                                       ------  -------  ------
   NET CASH USED IN INVESTING ACTIVITIES..............   (459)    (220)   (102)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred
   stock, net.........................................    114       99     217
  Proceeds from sale and leaseback of property and
   equipment..........................................     70       20      --
  Principal and accrued interest payments on line of
   credit and debt....................................    (50)     (21)     (2)
  Proceeds from line of credit and issuance of debt...    371       51       3
  Restricted cash.....................................     50      (50)     --
                                                       ------  -------  ------
   NET CASH PROVIDED BY FINANCING ACTIVITIES..........    555       99     218
                                                       ------  -------  ------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............    507        6      72
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........    124      118      46
                                                       ------  -------  ------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............. $  631  $   124  $  118
                                                       ======  =======  ======
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
   Interest........................................... $   14  $     2  $    2

                            See accompanying notes.

                             AMERICA ONLINE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION

  America Online, Inc. ("the Company") was incorporated in the State of Delaware in May 1985. The Company, based in Dulles, Virginia, is the leading provider of international Internet online services, offering its subscribers a wide variety of services, including electronic mail, conferencing, software, computing support, interactive magazines and newspapers and online classes, as well as easy access to services of the Internet. In addition, the Company provides businesses with fully managed services that include Internet connections, remote dial access, security solutions, Virtual Private Network and Web hosting services.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  BUSINESS COMBINATIONS Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition. Amounts allocated to in-process research and development are expensed in the period of acquisition.

  Other business combinations have been accounted for under the pooling of interests method of accounting. In such cases, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger unless the effect of the business combination is not material to the financial statements of the Company.

  REVENUE RECOGNITION Online service revenues are recognized over the period that services are provided. Other revenues, which consist principally of electronic commerce and advertising revenues, as well as data network service revenues, are recognized as the services are performed or when the goods are delivered. Deferred revenue consists primarily of prepaid electronic commerce and advertising fees and monthly and annual prepaid subscription fees billed in advance.

  PROPERTY AND EQUIPMENT Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

      Computer equipment and internal software...................   3 to 5 years
      Buildings and related improvements......................... 15 to 40 years
      Leasehold improvements.....................................  4 to 10 years
      Furniture and fixtures.....................................        5 years

  SUBSCRIBER ACQUISITION COSTS The Company accounts for subscriber acquisition costs pursuant to Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). As a result of the Company's change in accounting estimate (see
Note 3), effective October 1, 1996, the Company began expensing all costs of advertising as incurred.

  Prior to October 1, 1996, the Company accounted for the cost of direct response advertising as deferred subscriber acquisition costs to comply with the criteria of SOP 93-7. These costs consist solely of the costs of

                             AMERICA ONLINE, INC.

marketing programs which result in subscriber registrations without further effort required by the Company. Direct response advertising costs, relate directly to subscriber solicitations and principally include the printing, production and shipping of starter kits and the costs of obtaining qualified prospects by various targeted direct marketing programs and from third parties. These subscriber acquisition costs have been incurred for the solicitation of specifically identifiable prospects. The deferred costs were amortized, beginning the month after such costs were incurred, over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. All other costs related to the acquisition of subscribers, as well as general marketing costs, were expensed as incurred. No indirect costs are included in deferred subscriber acquisition costs.

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

  PRODUCT DEVELOPMENT COSTS The Company's online service is comprised of various features which contribute to the overall functionality of the service. The overall functionality of the service is delivered primarily through the Company's four products (AOL and CompuServe for Windows and Macintosh). The Company capitalizes costs incurred for the production of computer software used in the sale of its services. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available. To the extent the Company retains the rights to software development funded by third parties, such costs are capitalized in accordance with the Company's normal accounting policies. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percent of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated online service and relevant other revenues and, when necessary, makes an appropriate adjustment to net realizable value.

  Capitalized product development costs consist of the following:

                                                                 YEAR ENDED
                                                                  JUNE 30,
                                                                 -------------
                                                                 1998    1997
      (IN MILLIONS)                                              -----   -----
      Balance, beginning of year................................ $  73   $  44
      Costs capitalized.........................................    51      56
      Costs amortized...........................................   (36)    (27)
                                                                 -----   -----
      Balance, end of year...................................... $  88   $  73
                                                                 =====   =====

  The accumulated amortization of product development costs related to the production of computer software totaled $72 million and $43 million at June 30, 1998 and 1997, respectively.

                             AMERICA ONLINE, INC.

  Included in product development costs are research and development costs totaling $38 million, $23 million and $22 million and other product development costs totaling $57 million, $56 million and $36 million in the years ended June 30, 1998, 1997 and 1996, respectively.

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

  All other investments, for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of June 30, 1998 and 1997, such investments were recorded at the lower of cost or estimated net realizable value.

  GOODWILL AND OTHER INTANGIBLE ASSETS Goodwill and other intangible assets relate to purchase transactions and are amortized on a straight-line basis over periods ranging from 2-10 years. As of June 30, 1998 and 1997, accumulated amortization was $12 million. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

  CASH, CASH EQUIVALENTS, INVESTMENTS AND RESTRICTED CASH The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

  As of June 30, 1998, the Company had additional available-for-sale equity investments (classified in other long-term assets) in public companies with a fair market value of $266 million and a cost basis of $32 million. The unrealized gain of $145 million, net of tax, has been recorded as a separate component of stockholders' equity. Included in the $266 million is an investment in Excite, Inc. of $230 million.

  As of June 30, 1997, the Company had an available-for-sale equity investment (classified in other long-term assets) in a public company with a fair market value of $38 million and a cost basis of $9 million. The unrealized gain of $17 million, net of tax, has been recorded as a separate component of stockholders' equity.

  Restricted cash was related to a financial covenant required under the Company's senior secured revolving credit facility ("Credit Facility"). For further information on the Credit Facility, refer to Note 11.

                             AMERICA ONLINE, INC.

  In January 1997, the Securities and Exchange Commission issued new rules requiring disclosure of the Company's accounting policies for derivatives and market risk disclosure. The Company does not have any derivative financial instruments as of June 30, 1998, and believes that the interest rate risk associated with its borrowings and market risk associated with its available-for-sale securities are not material to the results of operations of the Company. The available-for-sale securities subject the Company's financial position to market rate risk.

  FINANCIAL INSTRUMENTS The carrying amounts for the Company's cash and cash equivalents, trade accounts and other receivables, restricted cash, other assets, trade accounts payable, accrued expenses and liabilities and other liabilities approximate fair value. The fair market value for notes payable (see Note 11) and investments including available-for-sale securities (see
Note 2) is based on quoted market prices where available.

  BARTER TRANSACTIONS The Company barters advertising for products and services. Such transactions are recorded at the lower of the estimated fair value of the products or services received or given. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used.

  NET INCOME (LOSS) PER COMMON SHARE The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effect of stock options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts have been restated to conform to SFAS 128 requirements where appropriate (see Note 7).

  STOCK-BASED COMPENSATION During 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (see Note 15).

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

  RECENT PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report by major components and in total, the change in its net assets during the period from non-owner sources. The FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both Statements are effective for fiscal years beginning after December 15, 1997. Adoption of these standards will not impact the Company's consolidated financial position,

                             AMERICA ONLINE, INC.

results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures.

NOTE 3. CHANGE IN ACCOUNTING ESTIMATE

  As a result of a change in accounting estimate, the Company recorded a charge of $385 million ($2.02 per share), as of September 30, 1996, representing the balance of deferred subscriber acquisition costs as of that date. The Company previously had deferred the cost of certain marketing activities, to comply with the criteria of Statement of Position 93-7, "Reporting on Advertising Costs", and then amortized those costs over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. For further information on subscriber acquisition costs, refer to Note 2. The Company's changing business model, which includes flat-rate pricing for its online service, increasingly is expected to reduce its reliance on online service subscriber revenues for the generation of revenues and profits. This changing business model, coupled with a lack of historical experience with flat-rate pricing, created uncertainties regarding the level of expected future economic benefits from online service subscriber revenues. As a result, the Company believed it no longer had an adequate accounting basis to support recognizing deferred subscriber acquisition costs as an asset.

NOTE 4. RESTRUCTURING CHARGES

  In connection with a restructuring plan adopted in the third quarter of fiscal 1998, the Company recorded a $35 million restructuring charge associated with the restructuring of its AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees and the shutdown of certain subsidiaries and facilities. The restructuring charge is comprised of costs to terminate third party agreements associated with exiting certain business activities totaling $15 million, severance related costs of $11 million, the write-off of impaired assets of $7 million and facilities shutdown and other costs of $2 million.

  The following table summarizes the activity in the restructuring accrual during the fiscal year ended June 30, 1998. The balance of the restructuring accrual at June 30, 1998 is included in other accrued expenses and liabilities on the consolidated balance sheet and is anticipated to be paid in fiscal 1999.

        (IN MILLIONS)
        Restructuring charge................................... $35
        Payments............................................... (18)
        Non-cash adjustments................................... (13)
                                                                ---
        Restructuring accrual at June 30, 1998................. $ 4
                                                                ===

  In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries. As of September 30, 1997, substantially all of the restructuring activities had been completed and the Company reversed $1 million of the original restructuring accrual.

                             AMERICA ONLINE, INC.

NOTE 5. CONTRACT TERMINATION CHARGE

  In fiscal 1997, the Company recorded a contract termination charge of $24 million, which consisted of unconditional payments associated with terminating certain information provider contracts which became uneconomic as a result of the Company's introduction of flat-rate pricing in December 1996. Subsequent to the contract terminations, the Company entered into new agreements with these information providers.

NOTE 6. SETTLEMENT CHARGES

  In fiscal 1998, the Company recorded a net settlement charge of $18 million in connection with the settlement of the Orman v. America Online, Inc., class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia alleging violations of federal securities laws between August 1995 and October 1996. The settlement is subject to final documentation and court approval. At June 30, 1998, the Company had accrued a settlement charge of $35 million in other accrued expenses and liabilities and a receivable of $17 million related to the estimated insurance receipts in other receivables.

  In fiscal 1997, the Company recorded a settlement charge of $24 million in connection with a legal settlement reached with various State Attorneys General and a preliminary legal settlement reached with various class action plaintiffs, to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to its subscribers. Pursuant to these settlements, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate plan violated consumer protection laws. In fiscal 1998, the Company revised its estimate of the total liability associated with these matters and reversed $1 million of the original settlement accrual.

                             AMERICA ONLINE, INC.

NOTE 7. EARNINGS (LOSS) PER SHARE

  The following table sets forth the computation of basic and diluted earnings
(loss) per share for the years ended June 30, 1998, 1997 and 1996:

                                                            1998   1997   1996
(IN MILLIONS EXCEPT FOR PER SHARE DATA)                     ----- ------  -----
Numerator for basic and diluted earnings per share -- Net
 income (loss)............................................. $  92 $ (499) $  30
                                                            ===== ======  =====
Denominator
Denominator for basic earnings per share -- Weighted aver-
 age shares................................................   210    191    171
Effect of dilutive securities:
  Employee stock options...................................    42     --     35
  Warrants.................................................     7     --      9
  Convertible debt.........................................    --     --     --
  Convertible preferred stock..............................    --     --     --
                                                            ----- ------  -----
Dilutive potential common shares...........................    49     --     44
                                                            ----- ------  -----
Denominator for diluted earnings per share -- Adjusted
 weighted average shares and assumed conversions...........   259    191    215
                                                            ===== ======  =====
Basic earnings (loss) per share............................ $0.44 $(2.61) $0.18
                                                            ===== ======  =====
Diluted earnings (loss) per share.......................... $0.35 $(2.61) $0.14
                                                            ===== ======  =====

NOTE 8. BUSINESS COMBINATIONS

PURCHASE TRANSACTIONS

 Acquisition of CompuServe Corporation

  In January 1998, the Company consummated a Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and WorldCom, Inc. ("WorldCom") pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for the online services business of CompuServe Corporation ("CompuServe"), which was acquired by WorldCom shortly before the consummation of the Purchase and Sale, and $147 million in cash (excluding $15 million in cash received as part of the CompuServe online services business and after purchase price adjustments made at closing). The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition.

  Prior to the sale, ANS was a data communications and network service provider whose primary customer was the Company. The Company sold ANS and its network infrastructure, related equipment and personnel capable of managing the network and simultaneously executed a network services agreement (the "Services Agreement") with WorldCom. The Services Agreement calls for WorldCom to provide network management services and data communications services for a five-year period. WorldCom will utilize the purchased ANS assets to provide such services to the Company. The sale of ANS was an integral part of the Services Agreement.

                             AMERICA ONLINE, INC.

  The Services Agreement provides the Company with exclusive use during peak usage periods of ANS's portion of the Company's analog dial up network sold with ANS (the "Network") and provides that the title to the modems and related equipment necessary to operate the Network will revert to the Company upon termination or expiration of the Services Agreement. The Company will then pay an amount equal to book value of the modems as set forth on ANS's financial statements and will assume any operating lease arrangements for modems as of such date. The Services Agreement provides the Company with significant continuing involvement and influence over the ANS network assets sold.

  The excess of the cash and the fair value of the CompuServe business received over the book value of ANS amounted to $381 million, which will be amortized on a straight-line basis over the five-year term of the Services Agreement as a reduction of network services expense within cost of revenues. Such amount has been classified as a deferred network services credit on the consolidated balance sheet. During the year ended June 30, 1998, the Company reduced cost of revenues by approximately $32 million due to the amortization of the deferred network services credit.

  In connection with the acquisition of CompuServe, the Company preliminarily recorded approximately $106 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over periods of three to seven years.

  Immediately after the consummation of the Purchase and Sale, the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Both the Company and Bertelsmann AG invested an additional $25 million in cash in this joint venture. The Company will account for this transaction under the equity method of accounting in accordance with the terms of the securities issued in the joint venture.

  Based on the current level of commitments that the Company has with WorldCom, aggregate modem payments under the Services Agreement will approximate $1.5 billion over the term of the Services Agreement.

 Acquisition of Mirabilis, Ltd.

  In June 1998, the Company purchased the assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis Ltd. ("Mirabilis") for $287 million in cash. Mirabilis was a development stage enterprise that had generated no revenues. In addition, contingent purchase payments, based on future performance levels, of up to $120 million may be made over three years beginning in the Company's fiscal year 2001. Prior to finalizing the accounting for this acquisition, the Company consulted with the Securities and Exchange Commission ("SEC"). The Company has concluded these discussions and believes that the accounting for this acquisition is in accordance with the SEC's position. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities were recorded based upon their fair values at the date of acquisition.

  The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: goodwill and strategic value, existing technology, base of trial users, ICQ tradename and brand and in-process research and development. As of the acquisition date, technological feasibility of the in-process technology has not been established and the technology has no alternative future

                             AMERICA ONLINE, INC.

use; therefore, the Company has expensed the amount of purchase price allocated to in-process research and development of approximately $61 million as of the date of the acquisition in accordance with generally accepted accounting principles.

  The amount of purchase price allocated to in-process research and development was determined by estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 25%, which represents a premium to the Company's cost of capital. The estimated revenues assume average compound annual revenue growth rates of 135% during 2000 - 2004. Estimated total revenues from the purchased in process projects peak in the year 2004 and decline through 2006 as other new products are expected to be introduced. These projections are based on management's estimates of market size and growth, expected trends in technology and the expected timing of new product introductions. The remaining identified intangibles, including goodwill that may result from any future contingent purchase payments, will be amortized on a straight-line basis over lives ranging from 5 to 10 years. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

  The following unaudited pro forma information has been prepared assuming that the sale of ANS and the acquisitions of CompuServe and Mirabilis had taken place at the beginning of the respective periods presented. The amount of the aggregate purchase price allocated to in-process research and development for the Mirabilis acquisition has been excluded from the pro forma information as it is a non-recurring item. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

                                                                  PRO FORMA
                                                                FOR THE YEARS
                                                               ENDED JUNE 30,
                                                               ---------------
                                                                1998    1997
                (IN MILLIONS, EXCEPT PER SHARE DATA)           ------- -------
                                                                 (UNAUDITED)
      Revenue................................................. $ 2,734 $ 2,002
      Income (loss) from operations........................... $   162 $  (473)
      Net income (loss)....................................... $   176 $  (467)
      Earnings (loss) per share--diluted...................... $  0.68 $ (2.44)
      Earnings (loss) per share--basic........................ $  0.84 $ (2.44)

 Other Business Combinations

  In January 1998, the Company acquired Personal Library Software, Inc. ("PLS"), a developer of information indexing and search technologies, in a transaction that was accounted for under the purchase method of accounting. The total purchase price was approximately $15 million, comprised of approximately $9 million in stock and $6 million in assumed liabilities. In connection with this transaction, the Company recorded a charge for acquired in-process research and development of $10 million in the quarter ended March 31, 1998.

                             AMERICA ONLINE, INC.

  In June 1998, the Company acquired NetChannel, Inc. ("NetChannel") a web-enhanced television company, in a transaction accounted for under the purchase method of accounting. Total purchase price was approximately $31 million, comprised of $16 million in cash and $15 million in assumed liabilities. In connection with this transaction, the Company recorded a charge of approximately $10 million for acquired in-process research and development in the quarter ended June 30, 1998.

  In August 1996, the Company purchased 100% of the outstanding common stock of the ImagiNation Network, Inc. ("INN"), by issuing 725,000 shares of its common stock for a total purchase price of approximately $15 million. The acquisition was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition.

  In September 1995, the Company acquired Ubique, Ltd. ("Ubique"), an Israeli company, in a transaction accounted for under the purchase method of accounting. A total of 777,064 shares of the Company's common stock were issued and approximately $2 million was paid in exchange for all the outstanding equity and related rights of Ubique. Additionally, 87,792 shares of the Company's common stock were reserved for outstanding stock options issued by Ubique and assumed by the Company. Approximately $17 million of the aggregate purchase price was allocated to in-process research and development and was charged to the Company's operations at the time of the acquisition.

  The proforma effect of the PLS, NetChannel, INN and Ubique transactions are immaterial for all periods presented.

POOLING TRANSACTION

  In February 1996, the Company completed its merger with Johnson-Grace Company ("Johnson-Grace"), in which Johnson-Grace became a wholly-owned subsidiary of the Company. The Company exchanged 3,235,556 shares of common stock for all the outstanding common and preferred stock of Johnson-Grace. Additionally, 144,858 shares of the Company's common stock were reserved for outstanding stock options issued by Johnson-Grace and assumed by the Company. The merger was accounted for under the pooling of interests method of accounting and, accordingly, the accompanying consolidated financial statements were restated to include the accounts and operations of Johnson-Grace for all periods presented prior to the merger. In connection with the merger of the Company and Johnson-Grace, merger expenses of $1 million were recognized during 1996.

  Johnson-Grace had a fiscal year end of March 31 and, accordingly, the Company's retained earnings were adjusted by $1 million to reflect Johnson-Grace's results of operations for the three months ended June 30, 1995, which were not included in the Company's results of operations.

  Johnson-Grace's revenues, adjusted for intercompany sales, during the nine months ended March 31, 1996, and the years ended June 30, 1995 and 1994, were minimal. During the nine months ended March 31, 1996, and the year ended June 30, 1995, Johnson-Grace's net loss was $4 million and $2 million, respectively.

                             AMERICA ONLINE, INC.

NOTE 9. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                                                      JUNE 30,
                                                                      ---------
                                                                      1998 1997
      (IN MILLIONS)                                                   ---- ----
      Land........................................................... $ 24 $  4
      Buildings and related improvements.............................   98   38
      Leasehold and network improvements.............................   90   50
      Furniture and fixtures.........................................   14   11
      Computer equipment and internal software.......................  216  159
      Construction in progress.......................................   23   28
                                                                      ---- ----
                                                                       465  290
      Less accumulated depreciation and amortization.................  102   57
                                                                      ---- ----
      Net property and equipment..................................... $363 $233
                                                                      ==== ====

  The Company's depreciation and amortization expense for the years ended June 30, 1998, 1997 and 1996 totaled $69 million, $18 million and $14 million, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

  The Company leases facilities and equipment primarily under several long-term operating leases, certain of which have renewal options. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

      (IN MILLIONS)
      YEAR ENDING JUNE 30,
      --------------------
        1999.............................................................. $ 219
        2000..............................................................   163
        2001..............................................................    85
        2002..............................................................    35
        2003..............................................................    14
        Thereafter........................................................    10
                                                                           -----
                                                                           $ 526
                                                                           =====

  The Company's rental expense under operating leases in the years ended June 30, 1998, 1997 and 1996, totaled approximately $243 million, $143 million and $48 million, respectively.

  The Company has guaranteed monthly usage levels of data and voice communications with some of its network providers and commitments related to the construction of an additional office building. The remaining commitments are $897 million, $886 million, $845 million and $813 million for the years ending June 30, 1999, 2000, 2001 and 2002, respectively. The related expense for the years ended June 30, 1998, 1997 and 1996, was $958 million, $405 million and $278 million, respectively.

                             AMERICA ONLINE, INC.

  The Company is a party to various litigation matters, investigations and proceedings, including a lawsuit filed on behalf of shareholders against the Company and its chief executive officer and then chief financial officer alleging violations of the federal securities laws. That class action lawsuit was filed in federal court in Alexandria, Virginia against the Company, its officers, outside directors and its auditors in February 1997. In July 1997, the court dismissed the complaint, finding that the allegations of the complaint were not sufficiently specific. The plaintiffs filed an amended complaint in September 1997, this time naming the Company, its chief executive officer and its chief financial officer as defendants. The Company has entered into a preliminary agreement to settle the action, subject to negotiation of final documentation and approval by the court. As part of the settlement, the Company will make $35 million in payments, a substantial portion of which it expects to be covered by insurance. A shareholder derivative suit related to such class action lawsuit has also been filed in Delaware chancery court against certain current and former directors of the Company and remains pending. The Company has entered into a preliminary agreement to settle the shareholder derivative suit, subject to negotiation of final documentation and approval by the Delaware chancery court, on terms that will not have a material adverse effect on the financial condition or results of operations of the Company.

  The Company, one of its subsidiaries and two officers are named in a lawsuit alleging, among other matters, that the Company breached an agreement and has monopolized and attempted to monopolize an alleged market for online games. The Company filed a counterclaim alleging defamation and breach of contract. While the complaint originally sought more than $100 million in damages and requested injunctive relief, the parties have settled the case on terms that will not have a material adverse effect on the financial condition or results of operations of the Company.

  In late May 1998, the Company entered into an Assurance of Voluntary Compliance with representatives of the offices of 44 State Attorneys General regarding the Company's advertising, consumer and marketing practices. The Assurance provides that the Company will provide additional disclosures in its advertising and marketing materials and individualized notice to members of material changes in the member agreement or increases in member fees. The Assurance also requires the Company to make a payment to the states to cover investigative costs and fund future Internet consumer protection and education efforts and contains other terms which will not have a material adverse effect on the financial condition or results of operations of the Company.

  The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above), and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position and results of operations.

NOTE 11. NOTES PAYABLE

  During September 1997, the Company borrowed approximately $29 million in a refinancing of one of its office buildings. The note is collateralized by the Company's office building and carries interest at a fixed rate of 7.46%. The note amortizes on a straight-line basis over a term of 25 years and if not paid in full at the end of 10 years, the interest rate, from that point forward, is subject to adjustment.

                             AMERICA ONLINE, INC.

  On November 17, 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 19.15938 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $52.19375 per share), subject to adjustment in certain events and at the holders option. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes. At June 30, 1998, the fair value of the Notes exceeded the carrying value by $385 million as estimated by using quoted market prices.

  Notes payable at June 30, 1997, totaled $50 million and consists of a two year senior secured revolving credit facility ("Credit Facility"). The Company anticipates using the Credit Facility for the purpose of supporting its continuing growth and network expansion. The interest rate on the Credit Facility is 100 basis points above the London Interbank Offered Rate and interest is paid periodically, but at least quarterly. The Credit Facility is subject to certain financial covenants and is payable in full at the end of the two year term, on July 1, 1999. As of June 30, 1998, there are no outstanding amounts on the Credit Facility.

NOTE 12. OTHER INCOME (EXPENSE)

  The following table summarizes the components of other income:

                                                      YEAR ENDED JUNE 30,
                                                      ------------------------
                                                       1998     1997     1996
   (IN MILLIONS)                                      -------  ------   ------
   Interest income................................... $    27  $    7   $    7
   Interest expense..................................     (13)     (2)      (1)
   Allocation of losses to minority shareholders.....       6      15       --
   Equity investment income/(losses).................      (7)     (5)      (1)
   Gain (loss) on investments........................       7      (9)       1
   Other income (expense)............................      (6)     --       (9)
                                                      -------  ------   ------
                                                      $    14  $    6   $   (3)
                                                      =======  ======   ======

NOTE 13. INCOME TAXES

  The provision for income taxes is attributable to:

                                                           YEAR ENDED JUNE 30,
                                                           ----------------------
                                                            1998    1997    1996
   (IN MILLIONS)                                           ------  ------  ------
   Income before provision for income taxes............... $   --  $   --  $   32
                                                           ------  ------  ------
   Charge in lieu of taxes attributable to the Company's
    stock option plans....................................     --      --      32
                                                           ------  ------  ------
                                                           $   --  $   --  $   32
                                                           ======  ======  ======

                             AMERICA ONLINE, INC.

  The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                                          YEAR ENDED JUNE 30,
                                                         -----------------------
                                                          1998    1997     1996
   (IN MILLIONS)                                         ------  -------  ------
   Income tax at the federal statutory rate of 35%...... $   32  $  (175) $  21
   State income tax, net of federal benefit.............      6      (15)     3
   Nondeductible charge for purchased research and de-
    velopment...........................................     28       --      6
   Valuation allowance changes affecting the provision
    for income taxes....................................    (73)     187      1
   Other................................................      7        3      1
                                                         ------  -------  -----
                                                           $ --  $    --  $  32
                                                         ======  =======  =====

  As of June 30, 1998, the Company has net operating loss carryforwards of approximately $1,014 million for tax purposes which will be available to offset future taxable income. If not used, these carryforwards will expire between 2001 and 2013. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

  The Company's income tax provision was computed based on the federal statutory rate and the average state statutory rates, net of the related federal benefit.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     JUNE 30
                                                                   ------------
                                                                    1998   1997
(IN MILLIONS)                                                      -----  -----
Short term:
  Short term deferred tax assets:
    Restructure reserve........................................... $ 23   $  8
    Valuation allowance...........................................  (18)    (7)
                                                                   ----   ----
      Total....................................................... $  5   $  1
                                                                   ====   ====
Long term:
  Long term deferred tax liabilities:
    Capitalized software costs....................................  (33)   (24)
    Unrealized gain on available-for-sale securities..............  (89)    --
                                                                   ----   ----
      Total....................................................... (122)   (24)
  Long term deferred tax assets:
    Net operating loss carryforwards..............................  385    300
    Deferred network services credit..............................  131     --
    Valuation allowance........................................... (399)  (275)
                                                                   ----   ----
      Total.......................................................  117     25
                                                                   ----   ----
  Net long term deferred liabilities.............................. $ (5)  $ (1)
                                                                   ====   ====

                             AMERICA ONLINE, INC.

  The valuation allowance for deferred tax assets increased by $135 million in fiscal 1998. The increase in this allowance was primarily due to the current year exercise of stock options, which will result in future tax deductions. The related benefit of $309 million is recorded to stockholders' equity as it is realized. This increase was offset by (1) the generation of deferred tax liabilities of approximately $89 million arising from the tax effect of unrealized gains on available-for-sale securities, recorded against stockholders' equity and (2) the utilization of net operating losses relating to book taxable income of approximately $73 million resulting in valuation allowance changes affecting the provision for income taxes.

  The Company has net operating loss carryforwards for tax purposes ("NOLs") and other deferred tax benefits that are available to offset future taxable income. Only a portion of the NOLs is attributable to operating activities. The remainder of the NOLs is attributable to tax deductions related to the exercise of stock options.

  Prior to the third quarter of fiscal 1998, the Company followed the practice of computing its income tax expense using the assumption that current year stock option deductions were used first to offset its financial statement income. NOLs could then offset any excess of financial statement income over current year stock option deductions. Because stock option deductions are not recognized as an expense for financial reporting purposes, the tax benefit of stock option deductions must be credited to additional paid-in capital with an offsetting income tax expense recorded in the income statement.

  The Company changed its accounting for income taxes to recognize the tax benefits from current and prior years' stock option deductions after utilization of NOLs from operations (i.e., NOLs determined without deductions for exercised stock options) to reduce income tax expense. Because stock option deductions would have been utilized for financial accounting purposes in prior years under both accounting methods due to the absence of NOLs from operations, this accounting change had no effect on 1997 and prior years' tax provisions or additional paid-in capital. The effect of this change was to increase net income and diluted earnings per share for the year ended June 30, 1998 by $73 million and $0.28, respectively.

  The Company's deductible temporary differences related to operations and exercised stock options amounted to:

                                                                      JUNE 30,
                                                                     -----------
                                                                      1998  1997
      (IN MILLIONS)                                                  ----- -----
      Operations.................................................... $442  $648
      Stock options................................................. $977  $163

  When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations will be recognized as a reduction of income tax expense. The benefit related to the deductible temporary differences attributable to stock option deductions will be credited to additional paid-in capital.

NOTE 14. CAPITAL ACCOUNTS

  COMMON STOCK At June 30, 1998 and 1997, the Company's $.01 par value common stock authorized was 600,000,000 shares with 219,641,140 and 200,377,942 shares issued and outstanding, respectively. At June 30, 1998, 70,149,776 shares were reserved for the exercise of issued and unissued common stock options, a warrant and convertible debt, and 337,901 shares were reserved for issuance in connection with the Company's Employee Stock Purchase Plan.

                             AMERICA ONLINE, INC.

  PREFERRED STOCK In February 1992, the Company's stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 5,000,000 shares of preferred stock, $.01 par value, with rights and preferences to be determined by the Board of Directors.

  During May 1996, the Company sold 1,000 shares of Series B convertible preferred stock ("the Preferred Stock") for approximately $28 million. The Preferred Stock had an aggregate liquidation preference of approximately $28 million and accrued dividends at a rate of 4% per annum. Accrued dividends could be paid in the form of additional shares of Preferred Stock. During May 1998, the Preferred Stock, plus accrued but unpaid dividends, automatically converted into 392,000 shares of common stock based on the fair market value of common stock at the time of conversion.

  WARRANT In connection with an agreement with one of the Company's communications providers, the Company has an outstanding warrant, exercisable through March 31, 1999, subject to certain performance standards specified in the agreement, to purchase 7,200,000 shares of common stock at a price of $1.95 per share.

  SHAREHOLDER RIGHTS PLAN The Company adopted a new shareholder rights plan on May 12, 1998 (the "New Plan"). The New Plan was implemented by declaring a dividend, distributable to stockholders of record on June 1, 1998, of one preferred share purchase right (a "Right") for each outstanding share of common stock. All rights granted under the Company's former shareholder rights plan adopted in fiscal 1993 were redeemed in conjunction with the implementation of the New Plan and the former plan was terminated. Each Right under the New Plan will initially entitle registered holders of the common stock to purchase one one-thousandth of a share of the Company's new Series A-1 Junior Participating Preferred Stock ("Series A-1 Preferred Stock") at a purchase price of $900 per one one-thousandth of a share of Series A-1 Preferred Stock, subject to adjustment. The Rights will be exercisable only if a person or group (i) acquires 15% or more of the common stock or (ii) announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. Once exercisable, and in some circumstances if certain additional conditions are met, the New Plan allows stockholders (other than the acquirer) to purchase common stock or securities of the acquirer having a then current market value of two times the exercise price of the Right. The Rights are redeemable for $.001 per Right (subject to adjustment) at the option of the Board of Directors. Until a Right is exercised, the holder of the Right, as such, has no rights as a stockholder of the Company. The Rights will expire on May 12, 2008 unless redeemed by the Company prior to that date.

  STOCK SPLITS In November 1994, April 1995, November 1995 and March 1998, the Company effected two-for-one splits of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock splits.

NOTE 15. STOCK PLANS

  Options to purchase the Company's common stock under various stock option plans have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods ranging from one to four years and expire ten years from the date of grant. The effect of applying SFAS No. 123 on 1998 and 1997 pro forma net income (loss) as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant

                             AMERICA ONLINE, INC.

date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in 1998, 1997 and 1996 would have been approximately $(11) million, $(541) million and $15 million, or $(0.05) per share, $(2.83) per share and $0.07 per share, respectively, on a diluted basis. The fair value of the options granted during 1998, 1997 and 1996 are estimated at $21.10 per share, $4.50 per share and $8.18 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 65%, a risk-free interest rate of 5.51% for 1998, 5.69% for 1997 and 5.38% for 1996, and an expected life of 0.45 years from date of vesting. A summary of stock option activity is as follows:

                                                     NUMBER        WEIGHTED-
                                                       OF       AVERAGE EXERCISE
                                                     SHARES          PRICE
                                                   -----------  ----------------
BALANCE AT JUNE 30, 1995..........................  71,359,058       $ 4.52
  Granted.........................................  10,405,718       $17.03
  Exercised....................................... (12,870,676)      $ 2.75
  Forfeited.......................................  (4,290,514)      $ 9.57
                                                   -----------       ------
BALANCE AT JUNE 30, 1996..........................  64,603,586       $ 6.55
  Granted.........................................  12,831,926       $14.97
  Exercised....................................... (13,866,522)      $ 4.95
  Forfeited.......................................  (6,215,870)      $11.74
                                                   -----------       ------
BALANCE AT JUNE 30, 1997..........................  57,353,120       $ 8.26
  Granted.........................................  17,158,403       $45.14
  Exercised....................................... (18,299,705)      $ 5.98
  Forfeited.......................................  (4,370,973)      $19.41
                                                   -----------       ------
BALANCE AT JUNE 30, 1998..........................  51,840,845       $20.36
                                                   ===========       ======

                                 OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                         ------------------------------------- ------------------------
                                       WEIGHTED-
                           NUMBER       AVERAGE      WEIGHTED-                WEIGHTED-
                         OUTSTANDING   REMAINING      AVERAGE      NUMBER      AVERAGE
         RANGE              AS OF     CONTRACTUAL    EXERCISE  EXERCISABLE AS EXERCISE
   OF EXERCISE PRICE       6/30/98   LIFE (IN YEARS)   PRICE     OF 6/30/98     PRICE
   -----------------     ----------- --------------  --------- -------------- ---------
$0.01 to $3.81.......... 12,016,936       5.6         $ 2.89      8,334,728    $ 2.69
$3.82 to $9.61.......... 10,582,740       6.7         $ 7.65      6,098,420    $ 7.56
$9.65 to $21.37......... 11,396,103       8.0         $14.08      2,552,642    $14.12
$22.00 to $49.00........ 12,777,174       9.1         $34.34        810,229    $28.25
$50.00 to $106.50.......  5,067,892       9.6         $67.23          5,546    $95.39
                         ----------       ---         ------     ----------    ------
$0.01 to $106.50........ 51,840,845       7.6         $20.36     17,801,565    $ 7.19
                         ==========       ===         ======     ==========    ======

  EMPLOYEE STOCK PURCHASE PLAN In May 1992, the Company's Board of Directors adopted an Employee Stock Purchase Plan ("the ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 10 percent of compensation. The ESPP is

                             AMERICA ONLINE, INC.

administered by the Stock and Option Subcommittee of the Compensation and Management Development Committee of the Board of Directors. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 1,600,000. A total of 1,262,099 shares of common stock has been issued under the ESPP.

NOTE 16. EMPLOYEE BENEFIT PLAN

  SAVINGS PLAN The Company has a savings plan ("the Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 50% of each employee's contributions up to a maximum matching contribution of 3% of the employee's earnings. The Company's matching contribution to the Savings Plan was approximately $5 million, $3 million and $1 million in the years ended June 30, 1998, 1997 and 1996, respectively.

NOTE 17. SUBSEQUENT EVENTS

  During July 1998, the Company completed a public offering of common stock. The Company sold 5,390,000 shares of common stock and raised a total of $550 million in new equity. The Company intends to use the proceeds for general operating purposes, including investing in the continued growth of its business and providing greater flexibility to capitalize on the growing number of opportunities available as the industry continues to consolidate.

  As of September 25, 1998 the fair market value of the investment in Excite, Inc. had declined to $201 million.

NOTE 18. SALE OF SPRY, INC.

  On September 10, 1998, the Company announced the sale of its subsidiary, Spry, Inc. For financial reporting purposes, the assets and liabilities have been classified in the consolidated balance sheet as a net asset held for sale, which is a component of prepaid expenses and other current assets.

                             AMERICA ONLINE, INC.

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

                                                  QUARTER ENDED
                                  ---------------------------------------------
(AMOUNTS IN MILLIONS, EXCEPT PER  SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30,
SHARE DATA)                       ------------- ------------ --------- --------
FISCAL 1998(1)(3)
Online service revenues.........     $  434        $  483     $  576    $  668
Advertising, commerce and other
 revenues.......................         88           109        118       124
                                     ------        ------     ------    ------
  Total revenues................        522           592        694       792
Income from operations..........         26            34         16         2
Net income......................         31            35         19         7
Net income per share--diluted...     $ 0.13        $ 0.15     $ 0.08    $ 0.03
Net income per share--basic.....     $ 0.16        $ 0.17     $ 0.09    $ 0.03
FISCAL 1997(2)(3)(4)
Online service revenues.........     $  311        $  351     $  381    $  386
Advertising, commerce and other
 revenues.......................         39            58         69        90
                                     ------        ------     ------    ------
  Total revenues................        350           409        450       476
Loss from operations............       (356)         (128)        (6)      (15)
Net loss........................       (353)         (129)        (5)      (12)
Net loss per share--diluted.....     $(1.90)       $(0.69)    $(0.03)   $(0.06)
Net loss per share--basic.......     $(1.90)       $(0.69)    $(0.03)   $(0.06)
                                     ======        ======     ======    ======

--------
(1) Net income in the fiscal year ended June 30, 1998, includes charges of $35 million in the quarter ended March 31, 1998 related to a restructuring, $10 million and $71 million in the quarters ended March 31, 1998 and June 30, 1998, respectively, related to acquired research and development and $18 million and a $1 million benefit in the quarters ended June 30, 1998 and December 31, 1997, respectively, related to settlements.
(2) Net loss in the fiscal year ended June 30, 1997, includes charges of $385 million in the quarter ended September 30, 1996 for the write-off of deferred subscriber acquisition costs, $49 million in the quarter ended December 31, 1996, for restructuring, $24 million in the quarter ended December 31, 1996, for a legal settlement and $24 million in the quarter ended June 30, 1997, for contract terminations.
(3) The sum of per share earnings (loss) does not equal earnings (loss) per share for the year due to equivalent share calculations which are impacted by the Company's losses, fluctuations in the Company's common stock market prices and the timing (weighting) of shares issued.
(4) The Company recorded a benefit of approximately $6 million in cost of revenues in the quarter ended June 30, 1997, resulting from the retroactive application of beneficial rates contained in certain new information provider contracts consummated in that quarter.

                             REPORT OF MANAGEMENT

To Our Stockholders:

  The management of America Online, Inc. is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Auditors. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management, which it believes are reasonable under the circumstances.

  The Company maintains a system of internal accounting policies, procedures and controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly.

  Ernst & Young LLP audits the Company's financial statements in accordance with generally accepted auditing standards and provides an objective, independent review of the Company's internal control and the fairness of its reported financial condition and results of operations.

  In addition, the Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management and the independent auditors to review internal accounting controls, audit results and accounting principles and practices, and annually recommends to the Board of Directors the selection of independent auditors.

                                          STEPHEN M. CASE
                                          Chairman of the Board and Chief
                                           Executive Officer

                                          J. MICHAEL KELLY
                                          Senior Vice President and Chief
                                           Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Online, Inc.

  We have audited the accompanying consolidated balance sheets of America Online, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

  As discussed in Note 13 to the consolidated financial statements, in 1998 the Company changed its method of accounting for income taxes.

                                          ERNST & YOUNG LLP

Vienna, Virginia
September 25, 1998

                                 EXHIBIT INDEX


Exhibit
Number Description
3.3     Certificate of Designation, Preferences and Rights of Series A-1 Junior
        Participating Preferred Stock of America Online, Inc.


3.4     Certificate of Elimination of Series A Junior Participation Preferred
        Stock of America Online, Inc.

3.5     Restated By-Laws of America Online, Inc.

10.10   Employment Agreement and related agreements entered into with George
        Vradenburg, III.

10.11   Letter agreement entered into with Lennert J. Leader.

21.1    List of Subsidiaries.

23.1    Consent of Ernst & Young LLP.

24.1    Powers of Attorney.