Form 10-Q
period 1998-09-30
AMERICA ONLINE INC
filed 1998-11-06
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 1998

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

               Yes           X               No

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
Shares outstanding on October  30, 1998............................  229,072,670

                              AMERICA ONLINE, INC.

                                      INDEX
                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 1998
         and June 30, 1998                                                     3

         Condensed Consolidated Statements of Operations - Three
         months ended September 30, 1998 and 1997                              4

         Condensed Consolidated Statements of Cash Flows - Three
         months ended September 30, 1998 and 1997                              5

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity - Three months ended
         September 30, 1998                                                    6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             0


PART II. OTHER INFORMATION                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                     18

Signatures                                                                    19



                              AMERICA ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in millions, except share data)

                                                                          September 30,               June 30,
                                                                              1998                      1998
                                                                      ---------------------      -------------------
ASSETS                                                                     (unaudited)

Current assets:
    Cash and cash equivalents                                                      $ 1,253                   $  631
    Trade accounts receivable, less allowances of $24 million and
         $19 million, respectively                                                     110                      104
    Other receivables                                                                  136                       92
    Prepaid expenses and other current assets                                          101                      103
                                                                      ---------------------      -------------------
          Total current assets                                                       1,600                      930

Property and equipment at cost, net                                                    386                      363

Other assets:
    Investments including available-for-sale securities                                392                      449
    Product development costs, net                                                      89                       88
    Goodwill and other intangible assets, net                                          375                      381
    Other assets                                                                         3                        3
                                                                      =====================      ===================
          Total assets                                                             $ 2,845                  $ 2,214
                                                                      =====================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                                           $  50                    $  87
    Other accrued expenses and liabilities                                             481                      433
    Deferred revenue                                                                   252                      242
    Accrued personnel costs                                                             70                       56
    Deferred network services credit                                                    76                       76
                                                                      ---------------------      -------------------
          Total current liabilities                                                    929                      894

Long-term liabilities:
    Notes payable                                                                      375                      372
    Deferred revenue                                                                    67                       71
    Other liabilities                                                                    5                        6
    Deferred network services credit                                                   254                      273
                                                                      ---------------------      -------------------
          Total liabilities                                                          1,630                    1,616

Stockholders' equity:
  Common stock, $.01 par value,  600,000,000 shares authorized,  227,603,548 and
    219,641,140 shares issued and outstanding at
    September 30, 1998 and June 30, 1998, respectively                                   2                        2
  Additional paid-in capital                                                         1,420                      866
  Unrealized gain on available-for-sale securities                                     100                      145
  Accumulated deficit                                                                (307)                    (415)
                                                                      ---------------------      -------------------
          Total stockholders' equity                                                 1,215                      598
                                                                      =====================      ===================
          Total liabilities and stockholders' equity                               $ 2,845                  $ 2,214
                                                                      =====================      ===================

                             See accompanying notes.



                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in millions, except per share data)
                                   (unaudited)

                                                                               Three months ended
                                                                                  September 30,
                                                                --------------------------------------------------

                                                                --------------------------------------------------
                                                                        1998                        1997
                                                                ---------------------       ---------------------

Revenues:

   Online service revenues                                                     $ 715                       $ 434

   Advertising, commerce and other revenues                                      143                          88
                                                                ---------------------       ---------------------

            Total revenues                                                       858                         522

Costs and expenses:

   Cost of revenues                                                              546                         327

   Marketing                                                                     105                          98

   Product development                                                            27                          16

   General and administrative                                                     55                          54

   Amortization of goodwill and other intangible assets                           13                           2

   Restructuring charge                                                            -                         (2)

                                                                ---------------------       ---------------------

          Total costs and expenses                                               746                         495

Income from operations                                                           112                          27

Other income, net                                                                  2                           5
                                                                ---------------------       ---------------------

Income before provision for income taxes                                         114                          32

Provision for income taxes                                                       (6)                           -

                                                                =====================       =====================
Net income                                                                     $ 108                        $ 32
                                                                =====================       =====================


Earnings per share-diluted                                                    $ 0.39                      $ 0.13

Earnings per share-basic                                                      $ 0.48                      $ 0.16

Weighted average shares outstanding-diluted                                      275                         252

Weighted average shares outstanding-basic                                        226                         202

                             See accompanying notes.



                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amounts in millions)
                                   (unaudited)

                                                                              Three months ended September 30,
                                                                          ------------------------------------------
                                                                                 1998                   1997
                                                                          --------------------    ------------------

Cash flows from operating activities:
   Net income                                                                           $ 108                 $  32
   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
   Non-cash restructuring charges                                                           -                   (2)
   Depreciation and amortization                                                           49                    26
   Amortization of deferred network services credit                                      (19)                     -
   Compensatory stock options                                                               3                    20
   Deferred income taxes                                                                    6                     -
   Gain on sale of investments                                                              -                   (4)
   Changes in assets and liabilities:
      Trade accounts receivable                                                           (5)                   (3)
      Other receivables                                                                  (44)                     6
      Prepaid expenses and other current assets                                             -                     9
      Other assets                                                                          -                   (2)
      Investments including available-for-sale securities                                   4                  (18)
      Accrued expenses and other current liabilities                                       27                    24
      Deferred revenue and other liabilities                                                5                   (6)
                                                                          --------------------    ------------------
      Total adjustments                                                                    26                    50
                                                                          --------------------    ------------------
Net cash provided by operating activities                                                 134                    82

Cash flows from investing activities:
   Purchase of property and equipment                                                    (45)                  (62)
   Product development costs                                                             (10)                  (13)
   Purchase of available-for-sale securities                                             (19)                   (3)
   Other investing activities                                                            (13)                   (4)
                                                                          --------------------    ------------------
Net cash used in investing activities                                                    (87)                  (82)
                                                                          --------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                            575                    25
   Proceeds from issuance of debt                                                           -                    29
                                                                          --------------------    ------------------
Net cash provided by financing activities                                                 575                    54
                                                                          --------------------    ------------------

Net increase in cash and cash equivalents                                                 622                    54
Cash and cash equivalents at beginning of period                                          631                   124
                                                                          --------------------    ------------------
Cash and cash equivalents at end of period                                            $ 1,253                 $ 178
                                                                          ====================    ==================

Supplemental cash flow information Cash paid during the period for:
     Interest                                                                           $   5                 $   1

                             See accompanying notes.



                              AMERICA ONLINE, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (amounts in millions, except share data)
                                   (unaudited)



                                                                                             Unrealized Gain
                                                                                                 (Loss)
                                                         Common Stock          Additional    on Available-
                                                   -------------------------    Paid-In         for-Sale       Accumulated
                                                      Shares      Amount         Capital       Securities        Deficit       Total
                                                   ---------------------------------------------------------------------------------


Balances at June 30, 1998                           219,641,140         $ 2        $  866         $ 145         $ (415)        $ 598


Common stock issued:
    Exercise of options                               2,572,408           -            25             -               -           25
    Sale of stock, net                                5,390,000           -           550             -               -          550
Amortization of compensatory stock options                    -           -             3             -               -            3
Unrealized loss on available-for-sale
    securities, including tax effect                          -           -          (28)          (45)               -         (73)
Tax benefit related to stock options                          -           -             4             -               -            4
Net income                                                    -           -             -             -             108          108
                                                   ================================================================================
Balances at September 30, 1998                      227,603,548        $  2       $ 1,420         $ 100         $ (307)      $ 1,215
                                                   ================================================================================


                             See accompanying notes.

                              AMERICA ONLINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


Note 2.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1998 and 1997:


(in millions except for per share data)                Three months ended September 30,
                                                            1998             1997
Numerator for basic and diluted earnings per share -
  Income available to common stockholders                      $108               $32
                                                       ==============================

Denominator
Denominator for basic earnings per share -
  Weighted average shares                                      226               202

Effect of dilutive securities:
  Employee stock options                                        42                42
  Warrants                                                       7                 7
  Convertible preferred stock                                    -                 1
                                                       ------------------------------
                                                       ------------------------------
Dilutive potential common shares                                49                50
                                                       ------------------------------
                                                       ------------------------------

Denominator for diluted earnings per share -
  Adjusted weighted average shares
  and assumed conversions                                     275               252
                                                      ==============================
Basic earnings per share                                 $   0.48          $   0.16
                                                      ==============================
Diluted earnings per share                               $   0.39          $   0.13
                                                      ==============================

Note 3.  Comprehensive Income

         As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components in the financial statements. The adoption of SFAS No. 130 had no impact on the Company's net income or stockholders' equity. For the three months ended September 30, 1998 and 1997, comprehensive income was $63 million and $45 million, respectively. The difference between net income and comprehensive income for each period presented is due to unrealized gains or losses on available-for-sale securities.


Note 4. Business Combinations

         During the fiscal year ended June 30, 1998, the Company made two significant acquisitions, the online services business of CompuServe Corporation ("CompuServe") and the assets of Mirabilis, Ltd., ("Mirabilis"). In exchange for the online services business of CompuServe and $147 million in cash, the Company transferred to WorldCom, Inc. all of the issued and outstanding shares of ANS Communications, Inc., a then wholly-owned subsidiary of the Company. For $287 million in cash (and potential contingent payments of up to $120 million in future years), the Company purchased all the outstanding assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis. The following unaudited pro forma information has been prepared assuming that the acquisitions of CompuServe and Mirabilis had taken place at the beginning of the three-month period ended September 30, 1997. The amount of the aggregate purchase price allocated to in-process research and development for the Mirabilis acquisition has been excluded from the pro forma information, as it is a non-recurring item. The pro forma effect for the three months ended September 30, 1997, would have resulted in revenues of $583 million, income from operations of $59 million, net income of $62 million, and diluted and basic earnings per share of $0.25 and $0.31, respectively. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.


Note 5.  Sale of Spry, Inc.

         On  September  10,  1998,  the  Company   announced  the  sale  of  its
subsidiary, Spry, Inc. For financial reporting purposes, the assets and liabilities of Spry, Inc. have been classified in the condensed consolidated balance sheet as a net asset held for sale, which is a component of prepaid expenses and other current assets. The sale of Spry, Inc. closed on October 15, 1998.


Note 6.  Common Stock Offering

         During July 1998, the Company completed a public offering of common stock. The Company sold 5,390,000 shares of common stock and raised aggregate proceeds of $550 million in new equity.

Note 7.  Recent Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.


Note 8.  Subsequent Events

         On October 21, 1998, the Company's  stockholders  approved an amendment
to  the  Company's  Restated   Certificate  of  Incorporation  to  increase  the
authorized number of shares of common stock from 600,000,000 to 1,800,000,000.

         On October 27, 1998, the Company announced that its Board of Directors approved a two-for-one common stock split. On the payment date of November 17, 1998, stockholders will receive one additional share for each share owned on the record date of November 3, 1998. The impact of this stock split is not reflected in the accompanying financial statements.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company generates two types of revenues: online service revenues and advertising, commerce and other revenues. Online service revenues are generated from customers subscribing to the Company's AOL service and, effective February 1, 1998, the CompuServe service. Advertising, commerce and other revenues are non-subscription based and are generated from the Company's base of subscribers, as well as businesses. Advertising, commerce and other revenues consist of advertising and related revenues, the sale of merchandise and transaction fees associated with electronic commerce, as well as other revenues, which consist primarily of data network service revenues generated by ANS Communications, Inc. (through its sale in January 1998) as well as royalty fees and development revenues.

         Currently, the Company's online service revenues are generated primarily from subscribers paying a monthly membership fee. The Company offers several pricing alternatives to the AOL service in the U.S. designed to appeal to a wide range of consumers. Most customers subscribing to the AOL service pay a standard monthly membership fee of $21.95, with no additional hourly charges (the "Flat-Rate Plan"). Subscribers can also choose to prepay for one year in advance at the monthly rate of $19.95. The Company increased the price of its Flat-Rate Plan from $19.95 per month to $21.95 per month, and the effective monthly rate of the annual plan from $17.95 per month to $19.95 per month, effective at the start of each member's monthly billing cycle in April 1998. Those subscribers who were currently on the annual plan were not subject to an increase until their renewal date. These increases were implemented in order to fund the continued improvement of members' online experience and to keep pace with the cost to the Company of members' increased usage. Other pricing options available include an offering of three hours for $4.95 per month, with additional time priced at $2.50 per hour, and an offering of $9.95 per month for unlimited use--for those subscribers who have an Internet connection other than through AOL and use this connection to access AOL services. In order to ensure the competitiveness of its offerings, the Company has historically conducted tests of alternative pricing plans, and will continue to do so in future periods.

         Effective February 1, 1998, the Company offered two price plans for the CompuServe service: a standard monthly membership offering of five hours for $9.95 per month, with additional time priced at $2.95 per hour and an alternative offering of $24.95 per month with no additional hourly charge.

         In addition to the revenues generated from online service subscriptions, advertising, commerce and other revenues are an important component of the Company's business objectives and provide an important contribution to the Company's operating results. The Company has continued to see a general trend of increased average monthly subscriber usage since the introduction of flat-rate pricing in December 1996. In the first quarter of fiscal 1999, average daily subscriber usage rose to nearly 47 minutes, compared to approximately 40 minutes in the first quarter of fiscal 1998. If current usage levels increase, further pressures on operating margins may result. The Company expects that the growth in advertising, commerce and other revenues, assuming such growth continues, will provide it with the opportunity and flexibility to fund the costs associated with the increased usage resulting from flat-rate pricing, and will help fund programs designed to grow the subscriber base within its various brands and meet other business objectives.

         The Company has continued to experience improved subscriber acquisition and retention rates, which it believes is related to the improved value proposition offered by flat-rate pricing and other benefits. Although the Company's marketing expense has declined, as a percentage of revenues, from the first quarter of fiscal 1998 compared to the first quarter of fiscal 1999, the Company intends to increase its marketing expenditures in the next quarter in conjunction with the introduction of version 4.0 of the AOL software. The Company may also need to increase its expenditures on marketing in future periods in order to acquire and retain customers and to address potential competitive pressures.

         The Company competes in a rapidly-changing marketplace with a wide range of other companies in the communications, advertising, entertainment and information, media, software, technology, direct mail and commerce fields. Current competitors of the Company for usage, subscribers, advertising and commerce include online services (for example, the Microsoft Network, AT&T WorldNet and Prodigy Services Company), various national and local Internet service providers using industry-standard browser and navigational software, long distance and regional telephone companies who may offer competing services directly to their customers as part of their telephone service (among others, AT&T Corp., MCI WorldCom, Inc. and various regional Bell operating companies), cable companies, and suppliers of operating systems or browsers, or personal computer or other OEMs (such as personal digital assistants and enhanced mobile phones) who may incorporate functional equivalents to the Company's services in their products. The Company also competes for usage and advertising and commerce revenues with companies providing Web navigation and search services and content, such as Yahoo! Inc., Netscape Communications Corporation, Infoseek Corporation, CNET, Inc., Lycos, Inc. and Excite, Inc. Additionally, the Company competes for viewership and revenues with global media companies such as newspapers, radio and television stations and content providers, such as CBS Corporation, The Walt Disney Company and Time Warner, Inc., and with direct marketing and telemarketing companies. Certain of such media companies have formed alliances and made investments in services competing with the Company, such as CNET's and NBC's joint ownership of the SNAP! Internet service and The Walt Disney Company's purchase of a stake in Infoseek.

         The development of broadband distribution technologies, including cable Internet access services offered by @Home Network (whose investors include:
Cablevision Systems Corporation ("Cablevision"), Comcast Corporation ("Comcast"), Cox Communications, Inc. ("Cox") and Tele-Communications, Inc. ("TCI")), Road Runner Group (owned by Time Warner, Inc. and MediaOne, Inc. (a subsidiary of US WEST Media Group)), advanced telephone-based access services offered through digital subscriber line (xDSL) technologies offered by local telecommunications companies and other advanced digital services offered by broadcast, satellite and wireless companies, is adding to the competition to which the Company is subject. Emerging convergent technologies offering combinations of television and interactive computer services, such as those offered by WebTV, offer another competitive alternative to the offerings of the Company. The Company has acquired NetChannel, Inc. (now known as AOLTV, Inc.), in order to pursue a competitive offering within these distribution technologies, but there can be no assurance that its technology will be commercially successful.

Results of Operations

Online Service Revenues

         For the three months ended September 30, 1998, online service revenues increased from $434 million to $715 million, or 65%, over the three months ended September 30, 1997. This increase comprises an increase in AOL online service revenues of $233 million, as well as CompuServe online service revenues of $48 million, which began in February 1998. The increase in AOL online service revenues was primarily attributable to a 40% increase in the average number of AOL North American subscribers for the three months ended September 30, 1998, compared to the three months ended September 30, 1997, as well as a 10% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $17.36 in the three months ended September 30, 1997 to $19.11 in the three months ended September 30, 1998. This increase was principally attributable to the increase in the Flat-Rate Plan membership fee from $19.95 to $21.95, which became effective in April 1998.

         At September 30, 1998, the Company had approximately 13,486,000 AOL service subscribers, including 12,041,000 in North America and 1,445,000 in the rest of the world. Also at that date, the Company had approximately 2,007,000 CompuServe brand subscribers, including 973,000 in North America and 1,034,000 in the rest of the world.

Advertising, Commerce and Other Revenues

         Advertising, commerce and other revenues, which consist principally of advertising and related revenues, fees associated with commerce and the sale of merchandise, increased by 63%, from $88 million in the quarter ended September 30, 1997 to $143 million in the quarter ended September 30, 1998. The increase was driven primarily by more advertising on the Company's AOL service as well as an increase in commerce fees. Advertising and commerce fees increased by 140%, from $43 million in the three months ended September 30, 1997 to $103 million in the three months ended September 30, 1998. Merchandise sales decreased, in line with management expectations, by 24%, from $25 million in the three months ended September 30, 1997 to $19 million in the three months ended September 30, 1998. At September 30, 1998, the Company's advertising and commerce backlog, representing the contract value of advertising and commerce agreements signed, less revenues already recognized from these agreements, was approximately $598 million, up from approximately $224 million at September 30, 1997.

Cost of Revenues

         Cost of revenues includes network-related costs, consisting primarily of data network costs and costs associated with network equipment, personnel and related costs associated with operating the data centers, data network and providing customer support and billing, royalties paid to information and service providers, the costs of merchandise sold and product development amortization expense. For the three months ended September 30, 1998, cost of revenues increased from $327 million to $546 million, or 67%, over the three months ended September 30, 1997, and increased as a percentage of total revenues from 62.6% to 63.6%.

         The increase in cost of revenues in the three months ended September 30, 1998 was primarily attributable to increases in data network costs as well as personnel and related costs associated with operating the data centers, data network and providing customer support and billing. Data network costs increased primarily as a result of the larger customer base and an increased usage per customer. Personnel and related costs associated with operating the data centers, data network and providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, a larger customer base and increased online service revenues.

         The increase in cost of revenues as a percentage of total revenues in the three months ended September 30, 1998 was primarily attributable to an increase, as a percentage of total revenues, in network-related costs, partially offset by decreases, as a percentage of total revenues, in personnel and related costs associated with operating the data centers, data network and providing customer support and billing, product development amortization expense and the costs of merchandise sold. The increase in network-related costs as a percentage of revenues was primarily driven by an increase in daily member usage, from an average of 40 minutes per day in the three months ended September 30, 1997 to an average of 47 minutes per day in the three months ended September 30, 1998.

Marketing

         Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For the three months ended September 30, 1998, marketing expenses increased from $98 million to $105 million, or 7%, over the three months ended September 30, 1997, and decreased as a percentage of total revenues from 18.8% to 12.2%. The increase in marketing expenses for the three months ended September 30, 1998 was primarily attributable to an increase in subscriber acquisition costs. The decrease in marketing expenses as a percentage of total revenues for the three months ended September 30, 1998 was primarily a result of the substantial growth in revenues.

Product Development

         Product development costs include research and development expenses and other product development costs. For the three months ended September 30, 1998, product development costs increased from $16 million to $27 million, or 69%, over the three months ended September 30, 1997, and remained flat as a percentage of total revenues at 3.1%. The increase in product development costs was primarily attributable to an increase in personnel costs as a result of an increase in the number of technical employees.

General and Administrative

         For the three months ended September 30, 1998, general and administrative expenses increased from $54 million to $55 million, or 2%, over the three months ended September 30, 1997, and decreased as a percentage of total revenues from 10.3% to 6.4%. The increase in general and administrative costs for the three months ended September 30, 1998 was primarily attributable to higher personnel costs and professional fees, partially offset by costs incurred by the Company in the three months ended September 30, 1997 for compensatory stock options and other charges related to the sale of ANS Communications, Inc.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets increased to $13 million in the three months ended September 30, 1998 from $2 million in the three months ended September 30, 1997. The increase in amortization expense in the three months ended September 30, 1998 is primarily attributable to goodwill associated with the acquisitions of the CompuServe service in January 1998 and Mirabilis, Ltd. and NetChannel, Inc. in June 1998 partially offset by the sale of ANS in January 1998.

Restructuring Charge

         In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries. As of September 30, 1997, substantially all of the restructuring activities had been completed and the Company reversed $2 million of the original restructuring accrual in the first quarter of fiscal 1998.

Other Income, Net

         Other income, net consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $2 million and $5 million in the three months ended September 30, 1998 and 1997, respectively. The decrease in other income in the three months ended September 30, 1998 was primarily attributable to an increase in non-operating losses related to various investments, a reduction to zero in gains on the sale of certain available-for-sale securities and a decrease in the allocation of losses to minority shareholders, partially offset by an increase in net interest income.

Provision for Income Taxes

         The provision for income taxes was $6 million and zero in the three months ended September 30, 1998 and 1997, respectively. Income tax expense for the three months ended September 30, 1998 includes $5 million for U.S. federal and state income taxes and $1 million for foreign taxes. Utilization of operations-related deferred tax benefits reduced the Company's U.S. federal and state income tax expense by $40 million and $13 million in the three months ended September 30, 1998 and 1997, respectively. As of September 30, 1998 the Company had net operating loss carryforwards available to offset future U.S. federal taxable income of approximately $1.1 billion.

Liquidity and Capital Resources

     The Company has financed its operations through cash generated from operations, the sale of its capital stock and the sale of convertible notes. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by operating activities was $134 million and $82 million in the three months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities was $87 million and $82 million in the three months ended September 30, 1998 and 1997, respectively. Net cash provided by financing activities was $575 million and $54 million in the three months ended September 30, 1998 and 1997, respectively. Included in financing activities for the three months ended September 30, 1998 were $550 million in aggregate proceeds from a public stock offering of its common stock. The Company also has available, to meet its working capital needs, a $200 million secured revolving credit facility with no amounts outstanding as of September 30, 1998.

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

Seasonality

         The number of subscriber acquisitions and the amount of usage per subscriber appear to be highest in the second and third fiscal quarters, when sales of new computers and computer software are highest due to the holiday season and following the holiday season, when new computer and software owners are discovering Internet services while spending more time indoors due to winter weather. However, the Company does not know whether such increases in subscriber acquisitions and usage are primarily attributable to seasonal factors or to increased demand for Internet services as a result of the growing market demand and utility for such services.

Year 2000 Compliance

         The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in operating the AOL service, the CompuServe service, their proprietary software, member services, network access, content providers, joint ventures and various administrative and billing functions. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications may be necessary. The Company has appointed a Year 2000 Task Force to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. This Task Force is undertaking its assessment of the Company's compliance and has begun testing the AOL corporate business and information systems. To date, the Company has experienced very few problems related to Year 2000 testing, and those problems that have been identified are in the process of being fixed. The AOL Host system will begin testing in early November 1998, and the AOL Operations group is on schedule to begin testing in January 1999. The international portion of the AOL service and the CompuServe service continues to move forward with system inventory gathering as well as an analysis of common systems. The international services utilize the same AOL infrastructure, so it is anticipated that additional costs of compliance for the international portion will be minimal.

         In addition, the Company is in the process of asking its vendors, joint venture partners and content partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000, but has received very few complete responses. The Company intends to continue its efforts to seek reassurances regarding the Year 2000 compliance of vendors, joint venture partners and content partners. In the event any third parties cannot timely provide the Company with content, products, services or systems that meet the Year 2000 requirements, the content on the Company's services, access to the Company's services, the ability to offer products and services and the ability to process sales could be materially adversely affected.

         The costs incurred by the Company during fiscal 1998 to address Year 2000 compliance were approximately $500,000. The Company estimates it will incur up to approximately $5 million in direct costs during fiscal 1999 to support its compliance initiatives. Although the Company expects its proprietary software to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 compliant, or the costs required to address the Year 2000 issue, or whether a failure to achieve substantial Year 2000 compliance will have a material adverse effect on the Company's business, financial condition or results of operations. The Company is in the process of developing a contingency plan to address possible risks to its systems. It is the Company's intention to implement its contingency plan no later than July 1999.

Inflation

         The Company believes that inflation has not had a material effect on its results of operations.

Forward-Looking Statements

         This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address subjects including the following: future financial and operating results; subscriber growth and retention; advertising and electronic commerce revenues; earnings growth and expectations; development and success of multiple brands; new products, services, features and content (such as AOL 4.0, CompuServe 4.0 and 5.0, Digital City 2.0 and the "You've Got Pictures" service); corporate spending; network capacity; new platforms and access and distribution technologies; and the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

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

          The inability to increase revenues at a rate sufficient to offset the increase in data communications costs resulting from increasing usage. Risks and uncertainties associated with current or future price changes, including: the risk that competitive offerings to the AOL service may become more attractive to AOL members; the risk of slowing or reversing subscriber growth or reducing subscriber retention rates and the resulting impact on the Company's ability to generate advertising revenues; and the risk that the Company may be required to increase marketing expenses. The resulting risk that gross and operating margins will decrease.

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

          The risks related to the acquisition of businesses, including the failure to successfully integrate and manage acquired technology, operations and personnel, the loss of key employees of the acquired companies and the risk of significant charges for in-process research and development or other matters. The risk of loss of services of executive officers and other key employees.

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


Part II.          OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
Exhibit  3.1   Certificate   of  Amendment  of  Restated   Certificate   of
Incorporation of America Online, Inc.

(b)      Reports on Form 8-K
The following reports on form 8-K were filed during the quarter ended September 30, 1998:


------------- ------- ------------------------------- ----------------------------------------- ----------------------
                                                      Financial                                 Date of
Form          Item    Description                     Statements Filed                          Reports
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
8-K           5,7     Reporting a statement made by   Not applicable                            September 28, 1998
                      the Company in a telephone
                      conference with analysts and
                      others
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
8-K           5,7     Reporting a statement made by   Not applicable                            August 4, 1998
                      the Company in a telephone
                      conference with analysts and
                      others
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
8-K/A         7       Amends form 8-K dated June 5,   Financial Statements of June 5, 1998      August 21, 1998
                      1998 reporting a material       Businesses Acquired:
                      acquisition of assets
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
                                                      Mirabilis Ltd. (an Israeli Development
                                                      Development Stage Corporation) as of
                                                      March 31, 1998 and the three months ended
                                                      March 31, 1998 and 1997 (unaudited)
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
                                                      Mirabilis Ltd. (an Israeli
                                                      Development          Stage
                                                      Corporation)  for the year
                                                      ended  December  31, 1997,
                                                      for the  period  from July
                                                      29,    1996    (date    of
                                                      incorporation) to December
                                                      31,1996 and for the period
                                                      from  July  29,   1996  to
                                                      December 31, 1997
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
                                                      Pro Forma Financial Information:
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
                                                      Pro Forma Combined Condensed Balance
                                                      Sheet as of March 31, 1998 (unaudited)
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
                                                      Pro     Forma     Combined
                                                      Statement  of   Operations
                            for the nine month period
                              ended March 31, 1998
                                                      (unaudited)
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
                                                      Pro     Forma     Combined
                                                      Statement  of   Operations
                            for the nine month period
                              ended March 31, 1997
                                                      (unaudited)
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
                                                      Pro Forma Combined Statement of
                                                      Operations for the year ended June 30,
                                                      1997 (unaudited)
------------- ------- ------------------------------- ----------------------------------------- ----------------------
------------- ------- ------------------------------- ----------------------------------------- ----------------------
                                                      Notes to Unaudited Consolidated
                              Financial Statements
------------- ------- ------------------------------- ----------------------------------------- ----------------------

                              AMERICA ONLINE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICA ONLINE, INC.


DATE: November 5, 1998        SIGNATURE: /s/Stephen M. Case
                                         ------------------------------
                                         Stephen M. Case
                                         Chairman of the Board and Chief
                                         Executive Officer



DATE: November 5, 1998        SIGNATURE: /s/J. Micheal Kelly
                                         ------------------------------
                                         J. Michael Kelly
                                         Senior Vice President and Chief
                                         Financial Officer

Exhibit Index

Exhibit 3.1 Certificate of Amendment of Restated Certificate of Incorporation of America Online, Inc.

 Exhibit 3.1

CERTIFICATE OF AMENDMENT OF RESTATED CERTIFICATE OF INCORPORATION OF AMERICA ONLINE, INC.

         America Online, Inc., a Delaware corporation duly organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:

     FIRST: That Section A of Article FOURTH of the Restated Certificate of Incorporation is hereby amended to read in its entirety as follows:

     FOURTH: A. The total number of shares of all classes of stock which the Corporation shall have authority to issue is 1,805,000,000 shares, divided into two classes, consisting of:

1,800,000,000 shares of Common Stock, par value one cent ($0.01) per share (the "Common Stock"); and

5,000,000 shares of Preferred Stock, par value one cent ($0.01) per share (the "Undesignated Preferred Stock").

     SECOND: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, America Online, Inc. has caused this Certificate of Amendment to be signed by its duly authorized officer this 21st day of October, 1998.


                               /s/Sheila A. Clark
                               Sheila A. Clark
                               Assistant Secretary