Form 10-Q
period 1998-12-31
AMERICA ONLINE INC
filed 1999-02-10
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended: December 31, 1998

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from to

                             Commission File Number:
                                    001-12143

                              America Online, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                          54-1322110
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                   22000 AOL Way, Dulles, Virginia 20166-9323
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:    (703) 265-1000

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

               Yes           X               No

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date.

Title of each class
Common stock $.01 par value
Shares outstanding on January 31, 1999.....................          466,983,489

                              AMERICA ONLINE, INC.

                                      INDEX
                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - December 31, 1998
         and June 30, 1998                                                     3

         Condensed Consolidated Statements of Operations - Three
         months ended December 31, 1998 and 1997                               4

         Condensed Consolidated Statements of Operations - Six
         months ended December 31, 1998 and 1997                               5

         Condensed Consolidated Statements of Cash Flows - Six
         months ended December 31, 1998 and 1997                               6

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity - Six months ended
         December 31, 1998                                                     7

         Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            12


PART II. OTHER INFORMATION                                                    21

Item 2.           Changes in Securities and Use of Proceeds                   21

Item 4.           Submission of Matters to a Vote of Security Holders         21

Item 6.           Exhibits and Reports on Form 8-K                            21

Signatures                                                                    23

                              AMERICA ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in millions, except share data)

                                                                          December 31,                June 30,
                                                                              1998                      1998
                                                                      ---------------------      -------------------
ASSETS                                                                     (unaudited)

Current assets:
    Cash and cash equivalents                                                      $ 1,452                   $  631
    Trade accounts receivable, less allowances of $25 and $19,
             respectively                                                              113                      105
    Other receivables                                                                  112                       92
    Prepaid expenses and other current assets                                          105                      103
                                                                      ---------------------      -------------------
          Total current assets                                                       1,782                      931

Property and equipment at cost, net                                                    424                      363

Other assets:
    Investments including available-for-sale securities                                485                      449
    Product development costs, net                                                      91                       88
    Goodwill and other intangible assets, net                                          359                      381
    Other assets                                                                         5                        3
                                                                      =====================      ===================
          Total assets                                                             $ 3,146                  $ 2,215
                                                                      =====================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                                           $  91                    $  87
    Other accrued expenses and liabilities                                             453                      433
    Deferred revenue                                                                   309                      242
    Accrued personnel costs                                                             64                       57
    Deferred network services credit                                                    76                       76
                                                                      ---------------------      -------------------
          Total current liabilities                                                    993                      895

Long-term liabilities:
    Notes payable                                                                      400                      372
    Deferred revenue                                                                    53                       71
    Other liabilities                                                                   14                        6
    Deferred network services credit                                                   235                      273
                                                                      ---------------------      -------------------
          Total liabilities                                                          1,695                    1,617

Stockholders' equity:
  Common stock, $.01 par value, 1,800,000,000 shares authorized,
    464,432,957 and 439,972,494 shares issued and outstanding at
    December 31, 1998 and June 30, 1998, respectively                                    5                        4
  Additional paid-in capital                                                         1,513                      872
  Unrealized gain on available-for-sale securities                                     128                      145
  Accumulated deficit                                                                (195)                    (423)
                                                                      ---------------------      -------------------
          Total stockholders' equity                                                 1,451                      598
                                                                      =====================      ===================
          Total liabilities and stockholders' equity                               $ 3,146                  $ 2,215
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

                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in millions, except per share data)
                                   (unaudited)

                                                                               Three months ended
                                                                                  December 31,
                                                                -------------------------------------------------
                                                                        1998                        1997
                                                                ---------------------       ---------------------

Revenues:

   Online service revenues                                                     $ 779                       $ 483

   Advertising, commerce and other revenues                                      181                         109
                                                                ---------------------       ---------------------

            Total revenues                                                       960                         592

Costs and expenses:

   Cost of revenues                                                              590                         386

   Marketing                                                                     132                          97

   Product development                                                            32                          24

   General and administrative                                                     62                          52

   Amortization of goodwill and other intangible assets                           13                           2

   Settlement charge                                                               -                         (1)
                                                                ---------------------       ---------------------

          Total costs and expenses                                               829                         560

Income from operations                                                           131                          32

Other income, net                                                                 14                           1
                                                                ---------------------       ---------------------

Income before provision for income taxes                                         145                          33

Provision for income taxes                                                      (24)                           -

                                                                =====================       =====================
Net income                                                                     $ 121                        $ 33
                                                                =====================       =====================


Earnings per share-diluted                                                    $ 0.22                      $ 0.06

Earnings per share-basic                                                      $ 0.26                      $ 0.08

Weighted average shares outstanding-diluted                                      561                         512

Weighted average shares outstanding-basic                                        460                         413

                                              See accompanying notes.

                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in millions, except per share data)
                                   (unaudited)


                                                                                Six months ended
                                                                                  December 31,
                                                                -------------------------------------------------
                                                                        1998                        1997
                                                                ---------------------       ---------------------

Revenues:

   Online service revenues                                                   $ 1,494                       $ 917

   Advertising, commerce and other revenues                                      325                         197
                                                                ---------------------       ---------------------

            Total revenues                                                     1,819                       1,114

Costs and expenses:

   Cost of revenues                                                            1,136                         713

   Marketing                                                                     237                         195

   Product development                                                            60                          40

   General and administrative                                                    118                         107

   Amortization of goodwill and other intangible assets                           26                           4

   Restructuring charge                                                            -                         (2)

   Settlement charge                                                               -                         (1)
                                                                ---------------------       ---------------------

          Total costs and expenses                                             1,577                       1,056

Income from operations                                                           242                          58

Other income, net                                                                 16                           6
                                                                ---------------------       ---------------------

Income before provision for income taxes                                         258                          64

Provision for income taxes                                                      (30)                           -

                                                                =====================       =====================
Net income                                                                     $ 228                        $ 64
                                                                =====================       =====================


Earnings per share-diluted                                                    $ 0.41                      $ 0.13

Earnings per share-basic                                                      $ 0.50                      $ 0.16

Weighted average shares outstanding-diluted                                      556                         508

Weighted average shares outstanding-basic                                        457                         409

                                              See accompanying notes.

                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amounts in millions)
                                   (unaudited)

                                                                                Six months ended December 31,
                                                                          ------------------------------------------
                                                                                 1998                   1997
                                                                          --------------------    ------------------

Cash flows from operating activities:
   Net income                                                                           $ 228                 $  64
   Adjustments to reconcile net income to net
       cash provided by operating activities:
   Non-cash restructuring charges                                                           -                   (2)
   Depreciation and amortization                                                          105                    57
   Amortization of deferred network services credit                                      (38)                     -
   Compensatory stock options                                                               7                    24
   Deferred income taxes                                                                   30                     -
   Gain on sale of investments                                                            (2)                   (8)
   Changes in assets and liabilities:
      Trade accounts receivable                                                           (9)                  (22)
      Other receivables                                                                  (19)                     -
      Prepaid expenses and other current assets                                          (29)                    26
      Other assets                                                                        (1)                   (3)
      Investments including available-for-sale securities                                (19)                  (16)
      Accrued expenses and other current liabilities                                       33                    30
      Deferred revenue and other liabilities                                               57                     2
                                                                          --------------------    ------------------
      Total adjustments                                                                   115                    88
                                                                          --------------------    ------------------
Net cash provided by operating activities                                                 343                   152

Cash flows from investing activities:
   Purchase of property and equipment                                                   (110)                 (169)
   Product development costs                                                             (21)                  (27)
   Proceeds from sale of investments                                                        1                     7
   Purchase of available-for-sale securities                                             (45)                   (5)
   Proceeds from sale of subsidiary                                                        25                     -
   Other investing activities                                                            (17)                   (7)
                                                                          --------------------    ------------------
Net cash used in investing activities                                                   (167)                 (201)
                                                                          --------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                            619                    50
   Proceeds from sale and leaseback of property and equipment                               8                    20
   Principal and accrued interest payments on line of credit and debt                    (10)                  (58)
   Proceeds from line of credit and issuance of debt                                       28                   379
   Restricted cash                                                                          -                    50
                                                                          --------------------    ------------------
Net cash provided by financing activities                                                 645                   441
                                                                          --------------------    ------------------

Net increase in cash and cash equivalents                                                 821                   392
Cash and cash equivalents at beginning of period                                          631                   129
                                                                          --------------------    ------------------
Cash and cash equivalents at end of period                                            $ 1,452                 $ 521
                                                                          ====================    ==================

Supplemental cash flow information Cash paid during the period for:
     Interest                                                                           $   8                 $   2

                                              See accompanying notes.

                              AMERICA ONLINE, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (amounts in millions, except share data)
                                   (unaudited)


                                                                                          Unrealized Gain
                                                                             Additional        (Loss)on
                                                         Common Stock         Paid -In    Available-for-Sale  Accumulated
                                                       Shares      Amount      Capital       Securities         Deficit       Total
                                                  ----------------------------------------------------------------------------------


Balances at June 30, 1998                          439,972,494         $ 4        $  872       $ 145        $ (423)        $ 598

Common stock issued:
    Exercise of options                             13,468,538           -            62           -              -           62
    Sale of stock, net                              10,991,925           1           556           -              -          557
Amortization of compensatory stock options                   -           -             7           -              -            7
Unrealized loss on available-for-sale securities,            -           -          (11)        (17)              -         (28)
    including tax effect
Tax benefit related to stock options                         -           -            27           -              -           27
Net income                                                   -           -             -           -            228          228
                                                  ==============================================================================
Balances at December 31, 1998                      464,432,957        $  5       $ 1,513       $ 128         $ (195)      $ 1,451
                                                  ==============================================================================



                                              See accompanying notes.

                              AMERICA ONLINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Note 2.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31, 1998 and 1997:


(in millions except for per share data)                      Three months ended                Six months ended
                                                                December 31,                     December 31,
                                                            1998            1997            1998             1997
                                                            ----            ----            ----             ----
Numerator for basic and diluted earnings per share -
  Income available to common stockholders                   $121             $33            $228               $64
                                                       ============================================================

Denominator
Denominator for basic earnings per share -
  Weighted average shares                                    460             413             457               409

Effect of dilutive securities:
  Employee stock options                                      87              84              85                84
  Warrants                                                    14              14              14                14
  Convertible preferred stock                                  -               1               -                 1
                                                       ------------------------------------------------------------
Dilutive potential common shares                             101              99              99                99
                                                       ------------------------------------------------------------


Denominator for diluted earnings per share -
  Adjusted weighted average shares
  and assumed conversions                                    561             512             556               508
                                                       ============================================================
Basic earnings per share                                $   0.26        $   0.08        $   0.50          $   0.16
                                                       ============================================================
Diluted earnings per share                              $   0.22        $   0.06        $   0.41          $   0.13
                                                       ============================================================

Note 3.  Comprehensive Income

         For the three months ended December 31, 1998 and 1997, comprehensive income was $149 million and $36 million, respectively. For the six months ended December 31, 1998 and 1997, comprehensive income was $211 million and $80 million, respectively. The difference between net income and comprehensive income for each period presented is due to unrealized gains or losses on available-for-sale securities.

Note 4. Business Developments

         In November 1998, the Company announced that it would acquire Netscape Communications Corporation ("Netscape") in a transaction expected to be accounted for as a pooling-of-interests ("the Transaction"). When the Transaction is completed, the financial statements included in all future filings will be restated to include the results of operations of Netscape for all periods presented. The Company expects to issue approximately 45 million shares in the Transaction in which the stockholders of Netscape will receive
0.45 shares of the Company's common stock for each share of Netscape common stock (the 0.45 shares is prior to the adjustment to reflect the two-for-one stock split that will be effected on February 22, 1999). The Transaction is expected to close in the spring of 1999, subject to various conditions including customary regulatory approvals and approval by Netscape's shareholders.

         In November 1998, the Company announced it would enter into a three-year strategic development and marketing alliance with Sun Microsystems, Inc. ("Sun"). Under this alliance, both companies will use each other's sales channels and customer relationships to market their existing products and services, as well as their new collaboratively developed electronic commerce solutions. The Company has committed to purchasing systems and services from Sun with a list price of $500 million through 2002. Sun has committed that the total revenue earned by the Company under the strategic development and marketing agreement will not be less than $312 million, $330 million and $333 million in the first, second and third years following the Transaction, respectively. In addition, the Company will receive approximately $275 million in licensing fees and approximately $75 million in marketing and advertising fees. The strategic development and marketing agreement is subject to renegotiation in the event that the Transaction does not close by June 30, 1999.

Note 5. Business Combinations

         During the fiscal year ended June 30, 1998, the Company made two significant acquisitions, the online services business of CompuServe Corporation ("CompuServe") and the assets of Mirabilis, Ltd., ("Mirabilis"). In exchange for the online services business of CompuServe valued at $280 million and $147 million in cash, the Company transferred to WorldCom, Inc. all of the issued and outstanding shares of ANS Communications, Inc., a then wholly-owned subsidiary of the Company. For $287 million in cash (and potential contingent payments of up to $120 million in future years), the Company purchased all the outstanding assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis.

         The following unaudited pro forma information has been prepared assuming that the acquisitions of CompuServe and Mirabilis had taken place at the beginning of the respective periods. The amount of the aggregate purchase price allocated to in-process research and development for the Mirabilis acquisition has been excluded from the pro forma information, as it is a non-recurring item. The pro forma effect for the six months ended December 31, 1997, would have resulted in revenues of $1,230 million, income from operations of $115 million, net income of $117 million, and diluted and basic earnings per share of $0.23 and $0.29, respectively. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

         During November 1998, the Company completed its merger with PersonaLogic, Inc. ("PersonaLogic"), in which PersonaLogic became a wholly owned subsidiary of the Company. The Company exchanged approximately 690,000 shares of common stock for all the outstanding common and preferred shares of PersonaLogic. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements have been restated to include the operations of PersonaLogic for all periods presented prior to the merger. The Company expensed an immaterial amount of merger costs during the current period. PersonaLogic's revenues for the three months ended December 31, 1997 and the six months ended December 31, 1998 and 1997 were not significant. During the three months ended December 31, 1997 and the six months ended December 31, 1998 and 1997, PersonaLogic's net loss was $1 million, $1 million and $2 million, respectively.

Note 6.  Sale of Spry, Inc.

         On September 10, 1998, the Company announced the sale of its subsidiary, Spry, Inc. ("Spry"). For financial reporting purposes, the assets and liabilities of Spry have been classified in the condensed consolidated balance sheet as a net asset held for sale, which is a component of prepaid expenses and other current assets. The initial transaction related to the sale of Spry closed on October 15, 1998 and will be finalized during the March 1999 quarter.

Note 7.  Common Stock Offering

         During July 1998, the Company completed a public offering of common stock. The Company sold 10,780,000 shares of common stock and raised aggregate net proceeds of approximately $550 million in new equity used for general corporate purposes, working capital, capital expenditures, and investment in content, programming and other assets.

Note 8.  Recent Pronouncements

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

Note 9.  Stock Split

         On October 27, 1998, the Company announced that its Board of Directors approved a two-for-one common stock split. On the payment date of November 17, 1998, stockholders received one additional share for each share owned on the record date of November 3, 1998. The impact of this stock split has been reflected in the accompanying financial statements.

Note 10.  Subsequent Events

         On January 27, 1999, the Company announced that its Board of Directors approved a two-for-one common stock split. On the payment date of February 22, 1999, stockholders will receive one additional share for each share owned on the record date of February 8, 1999. The impact of this stock split is not reflected in the accompanying financial statements.

         On January 20, 1999, the Company sold a substantial portion of its investment in Excite, Inc. for net proceeds of approximately $500 million. The Company expects to record a significant gain during the March 1999 quarter related to this transaction.

         On February 1, 1999, the Company announced that it will acquire MovieFone, Inc., ("MovieFone") in an all-stock transaction valued at approximately $388 million. The acquisition is expected to be accounted for as a pooling-of-interests and is expected to close in the spring of 1999, subject to various conditions including customary regulatory approvals and approval by MovieFone's shareholders.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     America Online, Inc. is the world's leader in branded interactive services and content. The Company operates two worldwide Internet services: the AOL service, with more than 16 million members; and the CompuServe service, with approximately 2.0 million members. The Company also operates AOL Studios, a leading creator of original interactive content. Other branded Internet services operated by the Company include AOL.COM, the world's most accessed Web site from home; Digital City, Inc., the No. 1 local content network and community guide on AOL and the Internet; AOL NetFind, AOL's comprehensive guide to the Internet; AOL Instant Messenger, an instant messaging tool available on both the AOL service and the Internet; and ICQ, an instant communications and chat technology on the Internet.

         The Company generates two types of revenues: online service revenues and advertising, commerce and other revenues. Online service revenues are generated from customers subscribing to the Company's AOL service and, effective February 1, 1998, the CompuServe service. Advertising, commerce and other revenues are non-subscription based and are generated from the Company's base of subscribers and users across its multiple brands, as well as businesses. Advertising, commerce and other revenues consist of advertising and related revenues, the sale of merchandise and transaction fees associated with electronic commerce, as well as other revenues, which consist primarily of data network service revenues generated by ANS Communications, Inc. (through its sale in January 1998) as well as royalty fees and development revenues.

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

         In addition to the revenues generated from online service subscriptions, the advertising, commerce and other revenues are an important component of the Company's business objectives and provide a significant contribution to the Company's operating results. The Company has continued to see a general trend of increased average monthly subscriber usage since the introduction of flat-rate pricing in December 1996. In the second quarter of fiscal 1999, average daily subscriber usage was approximately 48 minutes, compared to approximately 41 minutes in the second quarter of fiscal 1998. If current usage levels increase, further pressures on operating margins may result. The Company expects that the growth in advertising, commerce and other revenues, assuming such growth continues, will provide it with the opportunity and flexibility to fund the costs associated with the increased usage resulting from flat-rate pricing, and will help fund programs designed to grow the subscriber base within its various brands and meet other business objectives.

         The Company has continued to experience improved subscriber acquisition and retention rates, which it believes is related to the improved value offered by flat-rate pricing and other benefits. Going forward, the Company may need to increase its expenditures on marketing in future periods in order to acquire and retain customers and to address potential competitive pressures.

         The Company competes with a wide range of companies in the communications, advertising, entertainment, information, media, Web-based services, software, technology, direct mail and commerce fields for subscription, advertising and commerce revenue and the development of distribution technologies and equipment.

o    Competitors of the Company for subscription revenues include:
     - online services such as the Microsoft Network, AT&T WorldNet and Prodigy Services Company
     - national and local Internet service providers such as MindSpring Enterprises, Inc. ("MindSpring") and EarthLink Network, Inc. ("EarthLink")
     - long distance and regional telephone companies offering access as part of their telephone service, such as AT&T Corp., MCI WorldCom, Inc. and regional Bell operating companies
     - cable Internet access services offered by companies such as At Home Corporation and Road Runner Group

o    Competitors for advertising and commerce revenues include:
     - online services such as the Microsoft Network, AT&T WorldNet and Prodigy Services Company
     -         Web-based  navigation and search service  companies,  such Yahoo!
               Inc., Infoseek Corporation, Lycos, Inc. and Excite, Inc.
     - global media companies such as newspapers, radio and television stations and content providers, such as the National Broadcasting Corporation, CBS Corporation, The Walt Disney Company, Time Warner Inc., The Washington Post Company and Conde Nast Publications, Inc.
     - cable Internet access services offered by companies such as At Home Corporation and Road Runner Group - direct mail, catalog and retail sales outlets

o Competition for the development of distribution technologies and equipment includes:
     - broadband distribution technologies, such as cable Internet access services offered by companies such as At Home Corporation and Road Runner Group
     - advanced telephone-based access services offered through digital subscriber line technologies offered by local telecommunications companies
     - other advanced digital services offered by broadcast, satellite and wireless companies
     - television-based interactive computer services, such as those offered by Microsoft's WebTV

         Some of the present competitors and potential future competitors of the Company may have greater financial, technical, marketing or personnel resources than the Company. The competitive environment could have a variety of adverse effects on the Company. For example, it could:

o require price reductions in the subscription fees for online services and require increased spending on marketing, network capacity, content procurement and product development
o negatively impact the Company's ability to generate greater revenues and profits from sources other than online service subscription revenues, such as advertising and electronic commerce
o limit or impede the Company's opportunities to enter into or renew agreements with content providers and distribution partners
o        limit the Company's ability to develop new products and services
o        limit the Company's ability to continue to grow its subscriber base
o        result in attrition in the Company's subscriber base

Any of the foregoing events could have an adverse impact on revenues or result in an increase in costs as a percentage of revenues, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

Results of Operations

Online Service Revenues

         For the three months ended December 31, 1998, online service revenues increased from $483 million to $779 million, or 61%, over the three months ended December 31, 1997. This increase comprises an increase in AOL online service revenues of $242 million, as well as CompuServe online service revenues of $54 million, which began in February 1998. The increase in AOL online service revenues was primarily attributable to a 37% increase in the average number of AOL North American subscribers for the three months ended December 31, 1998, compared to the three months ended December 31, 1997, as well as a 10% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $17.43 in the three months ended December 31, 1997 to $19.11 in the three months ended December 31, 1998. This increase was principally attributable to the increase in the Flat-Rate Plan membership fee from $19.95 to $21.95, which became effective in April 1998.

         For the six months ended December 31, 1998, online service revenues increased from $917 million to $1,494 million, or 63%, over the six months ended December 31, 1997. This increase comprises an increase in AOL online service revenues of $475 million, as well as CompuServe online service revenues of $102 million, which began in February 1998. The increase in AOL online service revenues was primarily attributable to a 39% increase in the average number of AOL North American subscribers for the six months ended December 31, 1998, compared to the six months ended December 31, 1997, as well as a 10% increase in the average monthly online service revenue per AOL North American subscriber. The average monthly online service revenue per AOL North American subscriber increased from $17.40 in the six months ended December 31, 1997 to $19.11 in the six months ended December 31, 1998. This increase was principally attributable to the increase in the Flat-Rate Plan membership fee from $19.95 to $21.95, which became effective in April 1998.

         At December 31, 1998, the Company had approximately 15.1 million AOL service subscribers, including 13.3 million in North America and 1.8 million in the rest of the world. Also at that date, the Company had approximately 2.0 million CompuServe brand subscribers, with 1 million in North America and 1 million in the rest of the world.

Advertising, Commerce and Other Revenues

         Advertising, commerce and other revenues, which consist principally of advertising and related revenues, fees associated with commerce and the sale of merchandise across the Company's multiple brands, increased by 66%, from $109 million in the quarter ended December 31, 1997 to $181 million in the quarter ended December 31, 1998. The increase was driven primarily by more advertising on the Company's AOL service as well as an increase in commerce fees. Advertising and commerce fees increased by 133%, from $54 million in the three months ended December 31, 1997 to $126 million in the three months ended December 31, 1998. Merchandise sales decreased slightly, in line with management plans, by 3%, from $33 million in the three months ended December 31, 1997 to $32 million in the three months ended December 31, 1998. At December 31, 1998, the Company's advertising and commerce backlog, representing the contract value of advertising and commerce agreements signed, less revenues already recognized from these agreements, was approximately $729 million, up from approximately $320 million at December 30, 1997.

         For the six months ended December 31, 1998, advertising, commerce and other revenues increased from $197 million to $325 million, or 65%, over the six months ended December 31, 1997. The increase was driven primarily by more advertising on the Company's AOL service as well as an increase in commerce fees. Advertising and commerce fees increased by 134%, from $98 million in the six months ended December 31, 1997 to $229 million in the six months ended December 31, 1998. Merchandise sales decreased slightly, in line with management plans, by 11%, from $57 million in the six months ended December 31, 1997 to $51 million in the six months ended December 31, 1998.

Cost of Revenues

         Cost of revenues includes network-related costs, consisting primarily of data network costs and costs associated with network equipment, personnel and related costs associated with operating the data centers, data network and providing customer support and billing, royalties paid to information and service providers, the costs of merchandise sold and product development amortization expense. For the three months ended December 31, 1998, cost of revenues increased from $386 million to $590 million, or 53%, over the three months ended December 31, 1997, and decreased as a percentage of total revenues from 65.2% to 61.5%. For the six months ended December 31, 1998, cost of revenues increased from $713 million to $1,136 million, or 59%, over the six months ended December 31, 1997, and decreased as a percentage of total revenues from 64.0% to 62.5%.

         The increase in cost of revenues in the three and six months ended December 31, 1998 was primarily attributable to increases in data network costs, as well as personnel and related costs associated with operating the data centers, data network and providing customer support and billing. Data network costs increased primarily as a result of the larger customer base and an increased usage per customer. Personnel and related costs associated with operating the data centers, data network and providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, a larger customer base and increased online service revenues.

         The decrease in cost of revenues as a percentage of total revenues in the three and six months ended December 31, 1998 was primarily attributable to growth of the higher margin advertising, commerce and other revenues offset by an increase in network-related costs as a percentage of service revenues. The increase in network-related costs as a percentage of service revenues was primarily driven by an increase in daily member usage, from an average of 41 minutes per day in the three months ended December 31, 1997 to an average of 48 minutes per day in the three months ended December 31, 1998. This increase in network costs as a percentage of service revenues were partially offset by a reduction in the network cost per hour for the three and six months ended December 31, 1997 and 1998.

Marketing

         Marketing expenses include the costs to acquire and retain subscribers and other general marketing costs. For the three months ended December 31, 1998, marketing expenses increased from $97 million to $132 million, or 36%, over the three months ended December 31, 1997, and decreased as a percentage of total revenues from 16.4% to 13.8%. For the six months ended December 31, 1998, marketing expenses increased from $195 million to $237 million, or 22%, over the six months ended December 31, 1997, and decreased as a percentage of total revenues from 17.5% to 13.0%. The increase in marketing expenses for the three and six months ended December 31, 1998 was primarily attributable to an increase in direct subscriber acquisition costs and brand advertising across multiple brands. The decrease in marketing expenses as a percentage of total revenues for the three months ended December 31, 1998 was primarily a result of the substantial growth in revenues.

Product Development

        Product development costs include research and development expenses and other product development costs. For the three months ended December 31, 1998, product development costs increased from $24 million to $32 million, or 33%, over the three months ended December 31, 1997, and decreased as a percentage of total revenues from 4.1% to 3.3%. For the six months ended December 31, 1998, product development costs increased from $40 million to $60 million, or 50%, over the six months ended December 31, 1997, and decreased as a percentage of total revenues from 3.6% to 3.3%. The increase in product development costs for the three and six months ended December 31, 1998 was primarily attributable to an increase in personnel costs as a result of an increase in the number of technical employees to support additional products across multiple brands. The decrease of product development costs as a percent of total revenues for the three and six months ended December 31, 1998 was mainly a result of the substantial growth in revenues.

General and Administrative

         For the three months ended December 31, 1998, general and administrative expenses increased from $52 million to $62 million, or 19%, over the three months ended December 31, 1997, and decreased as a percentage of total revenues from 8.8% to 6.5%. For the six months ended December 31, 1998, general and administrative expenses increased from $107 million to $118 million, or 10%, over the six months ended December 31, 1997, and decreased as a percentage of total revenues from 9.6% to 6.5%. The increase in general and administrative costs for the three and six months ended December 31, 1998 was primarily attributable to higher personnel costs and professional fees. The decrease of general and administrative costs as a percent of total revenues for the three and six months ended December 31, 1998 was mainly a result of the substantial growth in revenues.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets increased to $13 million in the three months ended December 31, 1998 from $2 million in the three months ended December 31, 1997. Amortization of goodwill and other intangible assets increased to $26 million in the six months ended December 31, 1998 from $4 million in the six months ended December 31, 1997. The increase in amortization expense in the three and six months ended December 31, 1998 is primarily attributable to goodwill associated with the acquisitions of the CompuServe service in January 1998 and Mirabilis, Ltd. and NetChannel, Inc. in June 1998 partially offset by the sale of ANS in January 1998.

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

Settlement Charge

         In the quarter ended December 31, 1996, the Company recorded a charge of $24 million related to a legal settlement reached with various State Attorneys General to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to this legal settlement, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate pricing plan violated consumer protections laws. As of December 31, 1997, the Company revised its estimate of the total settlement charge and reversed $1 million of the original settlement accrual.

Other Income, Net

         Other income, net consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $14 million and $1 million in the three months ended December 31, 1998 and 1997, respectively. The Company had other income of $16 million and $6 million in the six months ended December 31, 1998 and 1997, respectively. The increase in other income in the three and six months ended December 31, 1998 was primarily attributable to an increase in net interest income and a reduction of non-operating losses related to various investments offset by prior year gains on the sale of certain available-for-sale securities.

Provision for Income Taxes

     The provision for income taxes was $24 million and zero in the three months ended December 31, 1998 and 1997, respectively. The provision for income taxes was $30 million and zero in the six months ended December 31, 1998 and 1997, respectively. Income tax expense for the three months ended December 31, 1998 includes $23 million for U.S. federal and state income taxes and $1 million for foreign taxes. Utilization of operations-related deferred tax benefits reduced the Company's U.S. federal and state income tax expense by $33 million and $13 million in the three months ended December 31, 1998 and 1997, respectively. Utilization of operations-related deferred tax benefits reduced the Company's U.S. federal and state income tax expense by $73 million and $26 million in the six months ended December 31, 1998 and 1997, respectively. As of December 31, 1998 the Company had net operating loss carryforwards available to offset future U.S. federal taxable income of approximately $1.6 billion.

Liquidity and Capital Resources

         The Company has financed its operations through cash generated from operations, the sale of its capital stock and the sale of convertible notes. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by operating activities was $343 million and $152 million in the six months ended December 31, 1998 and 1997, respectively and increased primarily due to the Company's increase in net income. Net cash used in investing activities decreased to $167 million from $201 million in the six months ended December 31, 1998 and 1997, respectively due to the timing of purchased property and equipment as well as proceeds from the Company's sale of Spry, Inc. Net cash provided by financing activities was $645 million and $441 million in the six months ended December 31, 1998 and 1997, respectively. Included in financing activities for the six months ended December 31, 1998 were $550 million in aggregate net proceeds from a public stock offering of its common stock. The Company also has available, to meet its working capital needs, a $200 million secured revolving credit facility with no amounts outstanding as of December 31, 1998.

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

         On January 20, 1999, the Company sold a substantial portion of its investment in Excite, Inc. for net proceeds of approximately $500 million.

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

Year 2000 Compliance

         The Company utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in operating the AOL service, the CompuServe service, the proprietary software of the AOL and CompuServe services, member services, network access, content providers, joint ventures and various administrative and billing functions. To the extent the Company's software applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement of such applications may be necessary. The Company has appointed a Year 2000 Task Force to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. This Task Force is undertaking its assessment of the Company's compliance and has begun testing. The Company's client and host software and corporate business and information systems are currently undergoing review and testing. The testing of the Company's system hardware components began in January 1999. To date, the Company has experienced very few problems related to Year 2000 testing, and the problems that have been identified are in the process of being fixed. The international portion of the AOL service and the CompuServe service continues to move forward with system inventory gathering, as well as an analysis of common systems. The international services utilize the same AOL infrastructure, so it is anticipated that additional costs of compliance for the international portion will be minimal.

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

         The costs incurred by the Company through December 1998 to address Year 2000 compliance were approximately $3 million. The Company currently estimates it will incur a total of approximately $8 million in costs to support its compliance initiatives. Although the Company expects its proprietary software to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 compliant, or the costs required to address the Year 2000 issue, or whether a failure to achieve substantial Year 2000 compliance will have a material adverse effect on the Company's business, financial condition or results of operations. The Company is in the process of developing a contingency plan to address possible risks to its systems. It is the Company's intention to implement its contingency plan no later than July 1999.

Inflation

         The Company believes that inflation has not had a material effect on its results of operations.

Forward-Looking Statements

         This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address subjects including the following: future financial and operating results; subscriber growth and retention; timing and benefits of acquisitions and other alliances; development and success of multiple brands; new markets, products, services, features and content (such as the "You've Got Pictures" service); corporate spending; network capacity; new platforms and access and distribution technologies; and the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

         The following factors, among others, could cause actual results to differ materially from that described in the forward-looking statements:

          Factors related to increased competition, including: price reductions and increased spending; negative impact on the Company's ability to generate greater revenues and profits from sources such as advertising and electronic commerce; limitations on the Company's opportunities to enter into or renew agreements with content and distribution providers; limitations on the Company's ability to develop new products and services; limitations on its ability to grow its subscriber base; and increased attrition in the Company's subscriber base.

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

          The Company's inability to offer its services through advanced distribution technologies such as cable, satellite, wireless, television, broadcast and enhanced telephone distribution and the inability to offer advanced services such as voice and full motion video. The Company's inability to develop new technology or modify its existing technology to keep pace with technological advances and the pursuit of these technological advances requiring substantial expenditures.

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

PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

         On November 11, 1998, the Company acquired PersonaLogic, Inc. in exchange for the issuance of 392,834 shares of Company Common Stock (share numbers do not reflect the two-for-one stock split effected November 17, 1998). The private placement is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4.    Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on October 20, 1998. Following are descriptions of the matters voted on and the results of such meeting (share numbers do not reflect the two-for-one stock split effected November 17, 1998):


                                                                          Number of Shares
                    Matter Voted On                              For             Against         Abstain

1.  Election of Directors:
     Frank J. Caufield                                       162,915,182       19,390,834          N/A
     Robert W. Pittman                                       162,911,990       19,396,026          N/A
     General Colin L. Powell                                 162,872,345       19,434,671          N/A
     Franklin D. Raines                                      162,891,940       19,416,076          N/A

2.   Amendment of Restated Certificate of                    145,509,040       36,663,786        135,190
     Incorporation to increase the number of
     authorized shares

3.   Approval of an increase in the number of                180,582,361        1,545,711        179,944
     shares of Common Stock authorized for issuance
     under the Company's Employee Stock Purchase Plan

4.   Approval of an amendment to the eligibility             180,683,133        1,403,059        221,824
     requirements under the Company's Employee Stock
     Purchase Plan

5.   Proposal to ratify the appointment of Ernst &           181,903,214         287,470         117,332
     Young as the Company's independent public
     accountants for the fiscal year ended June 30, 1999


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits
         Exhibit 2.1    Agreement and Plan of Merger dated as of November
                        23, 1998 by and among America Online, Inc., Apollo Acquisition Corp. and Netscape Communications
                        Corporation. (Filed as Exhibit 2.1 to a Current Report on Form 8-K for an event on November 23, 1998 and hereby incorporated by reference.)

         Exhibit 10.1 Strategic Development and Marketing Agreement made and entered into on November 23, 1998, by and between America Online, Inc. and Sun Microsystems, Inc. (Confidential treatment of portions of this document has been requested.)

         Exhibit 10.2 Sun Microsystems, Inc. Service Provider Agreement effective on November 1, 1998 (Confidential treatment of portions of this document has been requested.)

(b)      Reports on Form 8-K

Form      Item # Description                                    Filing Date
----      ------ -----------                                    -----------
Form 8-K  5, 7   Announcement of entering into an Agreement    November 24, 1998
                 and Plan of Merger, dated as of November 23, 1998 between America Online, Inc. and
                 Netscape Communications Corporation

                 Announcement of entering into strategic
                 development and marketing agreements with
                 Sun Microsystems, Inc.

                                               AMERICA ONLINE, INC.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            AMERICA ONLINE, INC.


DATE: February 10, 1999                SIGNATURE:/s/___________________________
                                                  Stephen M. Case
                                                  Chairman of the Board
                                                  and Chief Executive Officer



DATE: February 10, 1999                SIGNATURE: /s/__________________________
                                                  J. Michael Kelly
                                                  Senior Vice President
                                                  and Chief Financial Officer

Exhibit Index

         Exhibit  2.1      Agreement and Plan of Merger dated as of November
                           23, 1998 by and among America Online, Inc., Apollo Acquisition Corp. and Netscape Communications
                           Corporation. (Filed as Exhibit 2.1 to a Current Report on Form 8-K for an event on November 23, 1998 and hereby incorporated by reference.)

         Exhibit 10.1 Strategic Development and Marketing Agreement made and entered into on November 23,1998, by and between America Online, Inc. and Sun Microsystems, Inc. (Confidential treatment of portions of this document has been requested.)

         Exhibit 10.2 Sun Microsystems, Inc. Service Provider Agreement effective on November 1, 1998
                           (Confidential treatment of portions of this document has been requested.)