Form 10-Q
period 1999-03-31
AMERICA ONLINE INC
filed 1999-05-07
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] Quarterly  Report under Section 13 or 15(d) of the Securities  Exchange
    Act of 1934
                 For the quarterly period ended: March 31, 1999

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

Title of each class
Common stock $.01 par value
Shares outstanding on April 30, 1999...............................1,082,357,151

                              AMERICA ONLINE, INC.

                                     INDEX
                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 1999
         and June 30, 1998                                                     3

         Condensed Consolidated Statements of Operations - Three
         months ended March 31, 1999 and 1998                                  4

         Condensed Consolidated Statements of Operations - Nine
         months ended March 31, 1999 and 1998                                  5

         Condensed Consolidated Statements of Cash Flows - Nine
         months ended March 31, 1999 and 1998                                  6

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity - Nine months ended
         March 31, 1999                                                        7

         Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            13


PART II. OTHER INFORMATION                                                    23

Item 2.  Changes in Securities and Use of Proceeds                            23

Item 6.  Exhibits and Reports on Form 8-K                                     23

Signatures                                                                    24


                              AMERICA ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (amounts in millions, except share data)

                                                                           March 31,                  June 30,
                                                                              1999                      1998
                                                                      ---------------------      -------------------
ASSETS                                                                     (unaudited)

Current assets:
    Cash and cash equivalents                                                      $ 2,672                   $  672
    Short-term investments                                                             102                      146
    Trade accounts receivable, less allowances of $46 and $34,
          respectively                                                                 284                      192
    Other receivables                                                                  173                       92
    Prepaid expenses and other current assets                                          137                      156
                                                                      ---------------------      -------------------
          Total current assets                                                       3,368                    1,258

Property and equipment at cost, net                                                    584                      502

Other assets:
    Investments including available-for-sale securities                                749                      531
    Product development costs, net                                                      93                       88
    Goodwill and other intangible assets, net                                          444                      471
    Deferred income taxes and other assets                                              49                       17
                                                                      =====================      ===================
          Total assets                                                             $ 5,287                  $ 2,867
                                                                      =====================      ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                                           $  91                   $  119
    Other accrued expenses and liabilities                                             730                      461
    Deferred revenue                                                                   650                      419
    Accrued personnel costs                                                            296                       79
    Deferred network services credit                                                    76                       76
                                                                      ---------------------      -------------------
          Total current liabilities                                                  1,843                    1,154

Long-term liabilities:
    Notes payable                                                                      369                      372
    Deferred revenue                                                                    50                       71
    Other liabilities                                                                   12                        6
    Deferred network services credit                                                   216                      273
                                                                      ---------------------      -------------------
          Total liabilities                                                          2,490                    1,876

Stockholders' equity:
  Common stock, $.01 par value, 1,800,000,000 shares
     authorized, 1,077,388,144 and 969,340,398 shares
     issued and outstanding at March 31, 1999
     and June 30, 1998, respectively                                                    11                       10
  Additional paid-in capital                                                         2,528                    1,424
  Unrealized gain on available-for-sale securities                                     232                      144
  Retained earnings (accumulated deficit)                                               26                     (587)
                                                                      ---------------------      -------------------
          Total stockholders' equity                                                 2,797                      991
                                                                      =====================      ===================
          Total liabilities and stockholders' equity                               $ 5,287                  $ 2,867
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



                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in millions, except per share data)
                                   (unaudited)

                                                                               Three months ended
                                                                                    March 31,
                                                                --------------------------------------------------

                                                                --------------------------------------------------
                                                                        1999                        1998
                                                                ---------------------       ---------------------

Revenues:
   Subscription services                                                       $ 869                       $ 580
   Advertising, commerce and other                                               275                         142
   Enterprise solutions                                                          109                          35
                                                                ---------------------       ---------------------

            Total revenues                                                     1,253                         757

Costs and expenses:
   Cost of revenues                                                              691                         488
   Sales and marketing                                                           218                         138
   Product development                                                            80                          65
   General and administrative                                                    113                          83
   Amortization of goodwill and other intangible assets                           17                           7
   Acquired in-process research and development                                    -                          10
   Merger and restructuring charges                                               78                          48
                                                                ---------------------       ---------------------

          Total costs and expenses                                             1,197                         839

Income (loss) from operations                                                     56                        (82)

Other income, net                                                                586                           4
                                                                ---------------------       ---------------------

Income (loss) before (provision) for income taxes                                642                        (78)

(Provision) for income taxes                                                   (222)                           -

                                                                =====================       =====================
Net income (loss)                                                              $ 420                      $ (78)
                                                                =====================       =====================


Earnings (loss) per share-diluted                                             $ 0.33                     $(0.08)

Earnings (loss) per share-basic                                               $ 0.41                     $(0.08)

Weighted average shares outstanding-diluted                                    1,283                         932

Weighted average shares outstanding-basic                                      1,042                         932


                                                        See accompanying notes.



                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (amounts in millions, except per share data)
                                   (unaudited)

                                                                                Nine months ended
                                                                                    March 31,
                                                                --------------------------------------------------

                                                                --------------------------------------------------
                                                                        1999                        1998
                                                                ---------------------       ---------------------

Revenues:
   Subscription services                                                     $ 2,378                      $1,507
   Advertising, commerce and other                                               693                         379
   Enterprise solutions                                                          328                         262
                                                                ---------------------       ---------------------

            Total revenues                                                     3,399                       2,148

Costs and expenses:
   Cost of revenues                                                            1,913                       1,268
   Sales and marketing                                                           593                         467
   Product development                                                           216                         175
   General and administrative                                                    285                         234
   Amortization of goodwill and other intangible assets                           49                          15
   Acquired in-process research and development                                    -                          24
   Merger and restructuring charges                                               80                          75
   Settlement charge                                                               -                         (1)
                                                                ---------------------       ---------------------

          Total costs and expenses                                             3,136                       2,257

Income (loss) from operations                                                    263                       (109)

Other income, net                                                                607                          13
                                                                ---------------------       ---------------------

Income (loss) before (provision) benefit for income taxes                        870                        (96)

(Provision) benefit for income taxes                                           (252)                          16

                                                                =====================       =====================
Net income (loss)                                                              $ 618                      $ (80)
                                                                =====================       =====================


Earnings (loss) per share-diluted                                             $ 0.50                     $(0.09)

Earnings (loss) per share-basic                                               $ 0.62                     $(0.09)

Weighted average shares outstanding-diluted                                    1,255                         918

Weighted average shares outstanding-basic                                      1,020                         918

                                                        See accompanying notes.



                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (amounts in millions)
                                   (unaudited)

                                                                                 Nine months ended March 31,
                                                                          ------------------------------------------
                                                                                 1999                   1998
                                                                          --------------------    ------------------

Cash flows from operating activities:
   Net income (loss)                                                                    $  618               $  (80)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
   Non-cash restructuring charges                                                            7                   32
   Depreciation and amortization                                                           217                  136
   Amortization of deferred network services credit                                        (57)                 (13)
   Charge for acquired in-process research and development                                   -                   24
   Compensatory stock options                                                               20                   28
   Deferred income taxes                                                                   253                  (18)
   Gain on sale of investments                                                            (569)                 (15)
   Changes in assets and liabilities, net of effects of acquisitions and dispositions:
      Trade accounts receivable                                                            (92)                  59
      Other receivables                                                                    (79)                 (28)
      Prepaid expenses and other current assets                                            (45)                  33
      Other assets                                                                          (2)                  (3)
      Investments including available-for-sale securities                                  (16)                 (29)
      Accrued expenses and other current liabilities                                       452                  136
      Deferred revenue and other liabilities                                               209                   50
                                                                          --------------------    ------------------
      Total adjustments                                                                    298                  392
                                                                          --------------------    ------------------
Net cash provided by operating activities                                                  916                  312

Cash flows from investing activities:
   Purchase of property and equipment                                                     (199)                (322)
   Product development costs                                                               (32)                 (36)
   Proceeds from sale of investments                                                       627                   61
   Purchase of investments including available-for-sale securities                        (210)                 (75)
   Maturity of investments                                                                 132                   79
   Net proceeds for acquisitions/dispositions of subsidiaries                               31                  207
   Other investing activities                                                              (45)                 (11)
                                                                          --------------------    ------------------
Net cash (used in) provided by investing activities                                        304                  (97)
                                                                          --------------------    ------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net                                             757                   97
   Proceeds from sale and leaseback of property and equipment                                8                   63
   Principal and accrued interest payments on line of credit and debt                      (13)                 (10)
   Proceeds from line of credit and issuance of debt                                        28                  379
                                                                          --------------------    ------------------
Net cash provided by financing activities                                                  780                  529
                                                                          --------------------    ------------------

Net increase in cash and cash equivalents                                                2,000                  744
Cash and cash equivalents at beginning of period                                           672                  191
                                                                          --------------------    ------------------
Cash and cash equivalents at end of period                                            $  2,672                $ 935
                                                                          ====================    ==================

Supplemental cash flow information
Cash paid during the period for:
     Interest                                                                          $    10                $   9

                                                        See accompanying notes.



                              AMERICA ONLINE, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (amounts in millions, except share data)
                                   (unaudited)



                                                                                            Unrealized Gain     Retained
                                                          Common Stock        Additional      (Loss) on         Earnings
                                                    -------------------------   Paid-In    Available-for-Sale  (Accumulated
                                                        Shares      Amount      Capital       Securities         Deficit)      Total
                                                    --------------------------------------------------------------------------------


Balances at June 30, 1998                              969,340,398      $ 10    $ 1,424        $ 144           $ (587)        $ 991

Effect of immaterial pooling - When Inc.                 1,347,538         -          7            -               (3)            4
Effect of immaterial pooling - AtWeb, Inc.               2,417,373         -          4            -               (2)            2
Common stock issued:
    Exercise of options, ESPP and warrant               79,961,539         1        196            -                 -          197
    Sale of stock, net                                  21,983,850         -        556            -                 -          556
Amortization of compensatory stock options                       -         -         15            -                 -           15
Unrealized gain on available-for-sale securities,
   including tax effect                                          -         -         52           88                 -          140
Conversion of convertible debt                           2,337,446         -         30            -                 -           30
Tax benefit related to stock options                             -         -        244            -                 -          244
Net income                                                       -         -          -            -               618          618
                                                    ================================================================================
Balances at March 31, 1999                           1,077,388,144      $ 11    $ 2,528        $ 232             $  26      $ 2,797
                                                    ================================================================================


                                                        See accompanying notes.

                              AMERICA ONLINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation. Operating results for the three and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Current Report on Form 8-K/A filed on April 21, 1999 and the Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Note 2.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31, 1999 and 1998:


(in millions except for per share data)                       Three months ended                Nine months ended
                                                                   March 31,                        March 31,
                                                              1999            1998            1999             1998
                                                              ----            ----            ----             ----
Basic earnings per share:
  Net income (loss) available to common shareholders           $420           $(78)            $618              $(80)
                                                       ---------------------------------------------------------------

  Weighted average shares outstanding                         1,042            932            1,020               918

  Basic earnings (loss) per share                             $0.41        $(0.08)            $0.62            $(0.09)
                                                       ===============================================================

Diluted earnings per share:
  Net income (loss) available to common shareholders           $420          $(78)             $618              $(80)
  Interest on convertible debt                                    4              -               12                -
                                                       ---------------------------------------------------------------
  Net income available to common shareholders
  assuming conversion                                          $424          $(78)             $630              $(80)
                                                       ---------------------------------------------------------------

  Weighted average shares outstanding                         1,042            932            1,020               918
  Effect of dilutive securities:
    Employee stock options                                      192              -              182                 -
    Warrants                                                     22              -               26                 -
    Convertible debt and preferred shares                        27              -               27                 -
                                                       ---------------------------------------------------------------
  Adjusted weighted shares and assumed conversions            1,283            932            1,255               918
                                                       ===============================================================
Diluted earnings (loss) per share                          $   0.33      $  (0.08)         $   0.50         $   (0.09)
                                                       ===============================================================

Note 3.  Comprehensive Income

         For the three months ended March 31, 1999 and 1998, comprehensive income (loss) was $524 million and $(31) million, respectively. For the nine months ended March 31, 1999 and 1998, comprehensive income (loss) was $706 million and $(17) million, respectively. The difference between net income and comprehensive income for each period presented is due to net unrealized gains or losses on available-for-sale securities.

Note 4. Business Developments

     On February 1, 1999, the Company announced that it would acquire MovieFone, Inc., ("MovieFone") in an all-stock transaction valued at approximately $388 million. The acquisition is expected to be accounted for as a pooling-of-interests and is expected to close in fourth quarter of fiscal 1999, subject to various conditions including approval by MovieFone's shareholders.

         From January 1999 through March 1999, the Company sold most of its investment in Excite, Inc. for a net gain of approximately $567 million. The Company reported this amount as a gain during the quarter ended March 1999 in other income, net.

         On January 27, 1999, the Company announced that its Board of Directors approved a two-for-one common stock split. On the payment date of February 22, 1999, stockholders received one additional share for each share owned on the record date of February 8, 1999. The impact of this stock split is reflected in the accompanying financial statements.

Note 5. Business Combinations

         During March 1999, the Company completed its business combination with When Inc. ("When.com"), a company that provides a personalized event directory and calendar services. The Company exchanged shares of its common stock for all of the outstanding capital stock of When.com, a privately held company. The business combination was treated as a pooling-of-interests for accounting purposes. As When.com's historical results of operations were not material in relation to those of AOL, the financial information prior to the quarter ended March 31, 1999 has not been restated to reflect the business combination.

         On March 17, 1999, the Company completed its merger with Netscape Communications Corporation ("Netscape"), in which Netscape became a wholly owned subsidiary of the Company. The Company exchanged approximately 95 million shares of common stock for all the outstanding common shares of Netscape. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Netscape for all periods presented. During the quarter ended March 1999, the Company recorded a charge of approximately $78 million of incurred direct costs primarily related to the merger of Netscape and the Company's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities (see Note 6). The Company also incurred approximately $25 million in transition and retention costs, which were charged to operations. For the three and nine months ended March 31, 1999 and 1998, Netscape's revenues were approximately $165 million, $461 million, $53 million and $314 million, respectively. For the three and nine months ended March 31, 1999 and 1998, Netscape's net loss was approximately $48 million, $77 million, $96 million and $162 million, respectively.

         In December 1998, the Company completed its merger with AtWeb, Inc. ("AtWeb"), in which AtWeb became a wholly owned subsidiary of the Company. The Company exchanged approximately 2.4 million shares of common stock for all the outstanding capital stock of AtWeb. The merger was accounted for under the pooling-of-interests method of accounting. As AtWeb's historical results of operations were not material in relation to those of the Company, the historical financial information, prior to November 1, 1998, has not been restated to reflect the business combination. In the quarter ended December 1998, the Company recognized approximately $2 million in costs related to this merger.

         During the fiscal year ended June 30, 1998, the Company made two significant acquisitions, the online services business of CompuServe Corporation ("CompuServe") and the assets of Mirabilis, Ltd., ("Mirabilis"). In exchange for the online services business of CompuServe, valued at $280 million, and $147 million in cash, the Company transferred to WorldCom, Inc. all of the issued and outstanding shares of ANS Communications, Inc., a then wholly-owned subsidiary of the Company. For $287 million in cash (and potential contingent payments of up to $120 million in future years), the Company purchased all the outstanding assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis.

     The following unaudited pro forma information has been prepared assuming that the acquisitions of CompuServe and Mirabilis had taken place at the beginning of the respective periods. The amount of the aggregate purchase price allocated to in-process research and development for the Mirabilis acquisition has been excluded from the pro forma information, as it is a non-recurring item. The pro forma effect for the nine months ended March 31, 1998, would have resulted in revenues of $2,283 million, loss from operations of $54 million, net loss of $31 million, and diluted and basic loss per share of $0.03. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future.

         During November 1998, the Company completed its merger with PersonaLogic, Inc. ("PersonaLogic"), in which PersonaLogic became a wholly-owned subsidiary of the Company. The Company exchanged approximately 1.4 million shares of common stock for all the outstanding common and preferred shares of PersonaLogic. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements have been restated to include the operations of PersonaLogic for all periods presented prior to the merger. The Company expensed an immaterial amount of merger costs during the December 1998 quarter. PersonaLogic's revenues for the three and nine months ended March 31, 1999 and 1998 were not significant. During the three months ended March 31, 1998 and the nine months ended March 31, 1999 and 1998, PersonaLogic's net loss was $1 million, $2 million and $3 million, respectively.

Note 6.  Merger and Restructuring Charges

         During the quarter ended March 1999, the Company recorded a charge of approximately $78 million of incurred direct costs primarily related to the merger of Netscape and the Company's reorganization plans to integrate
Netscape's operations and build on the strengths of the Netscape brand and capabilities. This charge primarily consists of banker fees, severance and other personnel costs (related to the elimination of approximately 850 positions), fees for legal and accounting services, and other expenses directly related to the transaction.

         The following table summarizes the activity in the accruals during the period ended March 31, 1999. The balance of the restructuring accrual at March 31, 1999 is included in other accrued expenses and liabilities on the supplemental consolidated balance sheet and is anticipated to be paid within 12 months.

(in millions)
                                  Restructuring/                       Balance
                                     Merger       Non Cash             March 31,
                                    Charges        Items     Payments    1999
                                  -------------   --------   --------   --------
Banking, legal, regulatory
  and accounting fees...........       $36           $  -       $ (5)     $31
Severance and related costs.....        24              -          -       24
Facilities shutdown costs.......         8              -          -        8
Miscellaneous expenses..........        10             (7)        (1)       2
                                  -------------   --------   --------   --------
Total...........................       $78           $ (7)      $ (6)     $65
                                  =============   ========   ========   ========


Note 7.  Legal Proceedings

         The Department of Labor ("DOL") is investigating the applicability of the Fair Labor Standards Act to the Company's Community Leader program. The Company believes the Community Leader program reflects industry practices, that the Community Leaders are volunteers, not employees, and that the Company's actions comply with the law. The Company is cooperating with the DOL, but is unable to predict the outcome of the DOL's investigation.

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

         SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" was issued in December 1998 and addresses software revenue recognition as it applies to certain multiple-element arrangements. SOP 98-9 also amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", to extend the deferral of application of certain passages of SOP 97-2 through fiscal years beginning on or before March 15, 1999. All other provisions of SOP 98-9 are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company will comply with the requirements of this SOP as they become effective and this is not expected to have a material effect on the Company's revenues and earnings.

Note 9.  Segment Information

         The FASB has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. This Statement is not effective until fiscal years beginning after December 15, 1997. Adoption of this standard will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect, while not yet determined by the Company, will be limited to the presentation of its disclosures. The prevailing Statement is SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" which requires that financial statements of a business enterprise include specified information relating to a reporting entity's operation in different industries, its foreign operations and export sales, and its major customers. SFAS No. 14 describes the information to be presented and the formats for presenting such information. It also describes the materiality thresholds for determining the requirement to delineate this information. After evaluating these criteria, the Company determined that there is not a SFAS No. 14 requirement to report segments. However, management believes that the disclosure of certain operating results may be beneficial to the reader. For purposes of this note the Company describes its two major lines of Internet businesses as Interactive Online Services and Enterprise Solutions. The Interactive Online Services business mainly includes the two worldwide Internet services, America Online and CompuServe. It also includes the Interactive Properties Group, a leading builder of Internet brands across multiple services and platforms including Digital City, Inc., which offers a network of local content and community guides, and ICQ, which provides instant communications and chat technology. Other branded Internet services included in this group are: AOL.COM, the world's most accessed Web site from home; AOL NetFind, a comprehensive guide to the Internet; and AOL Instant Messenger, an instant messaging tool available on both AOL and the Internet. As a result of the merger with Netscape, Netcenter was added to this group. Netcenter includes Netscape's Internet portal and client business that helps companies build, buy, or outsource Internet applications. The Enterprise Solutions business provides a wide range of software products, technical support, consulting and training services. These solutions have historically enabled businesses and users to share information, manage networks, and facilitate electronic commerce.

         A summary of the segment financial information is as follows:

(amounts in millions)
                                            Three months ended     Nine months ended
                                                March 31,               March 31,
                                            1999        1998        1999        1998
                                         ----------  ----------  ----------  ----------
Revenues:
Interactive Online Services.........       $1,144      $  722      $3,071       $1,886
Enterprise Solutions................          109          35         328          262
                                         ----------  ----------  ----------  ----------
Total revenues......................        1,253         757       3,399        2,148

Income (loss) from operations:
Interactive Online Services.........       $  266      $  115      $  648       $  244
Enterprise Solutions................          (19)        (56)        (20)         (21)
General & Administrative............         (113)        (83)       (285)        (234)
Other (1)...........................          (78)        (58)        (80)         (98)
                                         ----------  ----------  ----------  ----------
Total income (loss) from operations.       $   56      $  (82)     $  263       $ (109)


(1) Other consists of all special items; merger, restructuring, contract termination, acquired in-process research and development and settlement charges.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Founded in 1985, America Online, Inc., based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies, and e-commerce services. The Company operates two worldwide Internet services, America Online, with more than 17 million members, and CompuServe, with approximately 2 million members; several leading Internet brands including ICQ and Digital City, Inc.; the Netscape Netcenter and AOL.COM portals; and the Netscape Navigator and Communicator browsers. The Company also develops and offers easy-to-deploy, end-to-end e-commerce and enterprise solutions for companies operating in and doing business on the Internet.

         The Company reports three main types of revenues; subscription services revenues, advertising, commerce and other revenues; and enterprise solution revenues. Subscription services revenues are generated from customers subscribing to the Company's AOL service and, effective February 1, 1998, the CompuServe service. Advertising, commerce and other revenues are non-subscription based and are generated from the Company's base of subscribers and users across its multiple brands, as well as businesses. Advertising, commerce and other revenues consist of advertising and related revenues, the sale of merchandise and transaction fees associated with electronic commerce, as well as other revenues, which consist primarily of data network service revenues generated by ANS Communications, Inc. (through its sale in January 1998) as well as royalty fees and development revenues. Enterprise solutions revenues consist principally of product licensing fees and fees from technical support, consulting, and training services.

     Currently, the Company's subscription services revenues are generated primarily from subscribers paying a monthly membership fee. The Company offers several pricing alternatives for the AOL service in the U.S. designed to appeal to a wide range of consumers. Most customers subscribing to the AOL service pay a standard monthly membership fee of $21.95, with no additional hourly charges (the "Flat-Rate Plan"). Subscribers can also choose to prepay for one year in advance at the monthly rate of $19.95. The Company increased the price of its Flat-Rate Plan from $19.95 per month to $21.95 per month, and increased the effective monthly rate of the annual plan from $17.95 per month to $19.95 per month, effective at the start of each member's monthly billing cycle in April 1998. Those subscribers who were currently on the annual plan were not subject to an increase until their renewal date. These increases were implemented in order to fund the continued improvement of members' online experience and to keep pace with the cost to the Company of members' increased usage. Other pricing options available include an offering of three hours for $4.95 per month, with additional time priced at $2.50 per hour, and an offering of $9.95 per month for unlimited use - for those subscribers who have an Internet connection other than through AOL and use this connection to access AOL services. In order to ensure the competitiveness of its offerings, the Company has historically conducted tests of alternative pricing plans, and will continue to do so in future periods. The Company continues to experience improved subscriber acquisition and retention rates over fiscal 1998, which it believes is related to the improved value offered by flat-rate pricing and other benefits.

         Effective February 1, 1998, the Company offered two price plans for the CompuServe service: a standard monthly membership offering of five hours for $9.95 per month, with additional time priced at $2.95 per hour and an alternative offering of $24.95 per month with no additional hourly charge.

         In addition to the revenues generated from subscription services, the advertising, commerce and other revenues are an important component of the Company's business objectives and provide a significant contribution to the Company's operating results. The Company has continued to see a general trend of increased average monthly subscriber usage since the introduction of flat-rate pricing in December 1996. In the third quarter of fiscal 1999, average daily subscriber usage on the AOL service was approximately 55 minutes, compared to approximately 46 minutes in the third quarter of fiscal 1998. If current usage levels increase, further pressures on operating margins may result. The Company expects that the growth in advertising, commerce and other revenues, assuming such growth continues, will provide it with the opportunity and flexibility to fund the costs associated with the increased usage resulting from flat-rate pricing, and will help fund programs designed to grow the subscriber base within its various brands and meet other business objectives.

         The enterprise solution revenues are comprised of a wide range of software products, technical support, consulting and training services, predominately for business customers. These products and services enable businesses and their customers to share information, manage networks and facilitate electronic commerce on the Internet.

         The Company faces competition from a wide range of other companies in the communications, advertising, entertainment, information, media, Web-based services, software, technology, direct mail and electronic commerce fields for subscription, advertising, and commerce revenue, for the development and sale of electronic commerce infrastructure and applications and in the development of distribution technologies and equipment.

     -- Competitors for subscription revenues include:
        -- online services such as the Microsoft Network, AT&T Worldnet and Prodigy Classic
        -- national and local Internet service providers, such as MindSpring and EarthLink
        -- long distance and regional telephone companies offering access as part of their telephone service, such as AT&T Corp., MCI WorldCom, Inc., Sprint Corporation and regional Bell operating companies
        --  cable television companies
        -- cable Internet access services offered by companies such as AtHome Corporation and Road Runner Group
     --  Competitors for advertising and commerce revenues include:
        -- online services such as the Microsoft Network, AT&T Worldnet and Prodigy Classic
        -- Web-based navigation and search service companies such as Yahoo! Inc., Infoseek Corporation, Lycos, Inc. and Excite, Inc.
        -- global media companies including newspapers, radio and television stations and content providers, such as the National Broadcasting Corporation, CBS Corporation, The Walt Disney Company, Time Warner Inc., The Washington Post Company and Conde Nast Publications, Inc.
        -- cable Internet access services offered by companies such as AtHome Corporation and Road Runner Group
     -- Competitors in the development and sale of electronic commerce infrastructure and applications include:
        --  providers  of  electronic  commerce  infrastructure  such as  server software, including International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, Novell, Inc., Software.com, Inc., BEA Systems, Inc. and the provider of the Apache Web Server
        -- providers of electronic commerce applications including International Business Machines Corporation, Oracle Corporation, General Electric Information Systems, Microsoft Corporation, PeopleSoft, Inc., SAP A.G., Open Market, Inc., Ariba Technologies, CommerceOne, Sterling Commerce, Inc. and BroadVision, Inc.
     -- Competition in the development of distribution technologies and equipment includes:
        -- broadband distribution technologies used in cable Internet access services offered by companies such as AtHome Corporation and Road Runner Group
        -- advanced telephone-based access services offered through digital subscriber line technologies offered by local telecommunications companies
        -- other advanced digital services offered by broadcast, satellite and wireless companies
        -- television-based interactive computer services, such as those offered by Microsoft's WebTV
        -- personal digital assistants, enhanced mobile phones and other equipment offering functional equivalents to our features

         Some of the Company's present competitors and potential future competitors may have greater financial, technical, marketing or personnel resources. The competitive environment could have a variety of adverse effects on the Company. For example, it could:

     -- require price reductions in the subscription fees for online services and require increased spending on marketing, network capacity, content procurement and product development
     -- negatively impact the Company's ability to generate greater revenues and profits from sources other than online service subscription revenues, such as advertising and electronic commerce
     -- limit the Company's opportunities to enter into or renew agreements with content providers and distribution  partners
     -- limit the Company's ability to develop new  products  and  services
     -- limit  the  Company's  ability  to  continue  to  grow or  sustain  our subscriber base
     -- require price reductions for the Company's enterprise software products -- result in a loss of the Company's market share in the enterprise software industry
     -- require an increase in the Company's sales and marketing expenditures, and a reduction in the Company's advertising revenues, relating to the Company's Netcenter Internet portal

         Any of the foregoing events could have an adverse impact on revenues or result in an increase in costs as a percentage of revenues, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

Results of Operations

Subscription Services Revenues

         For the three months ended March 31, 1999, subscription services revenues increased from $580 million to $869 million, or 50%, over the three months ended March 31, 1998. This increase is comprised of an increase in AOL subscription services revenues of $272 million as well as CompuServe subscription services revenues of $17 million, which began in February 1998. The increase in AOL subscription services revenues was primarily attributable to a 37% increase in the average number of AOL North American subscribers for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, as well as a 10% increase in the average monthly subscription services revenue per AOL North American subscriber. The average monthly subscription services revenue per AOL North American subscriber increased from $17.74 in the three months ended March 31, 1998 to $19.44 in the three months ended March 31, 1999. This increase was principally attributable to the increase in the Flat-Rate Plan membership fee from $19.95 to $21.95, which became effective in April 1998.

         For the nine months ended March 31, 1999, subscription services revenues increased from $1,507 million to $2,378 million, or 58%, over the nine months ended March 31, 1998. This increase is comprised of an increase in AOL subscription services revenues of $750 million as well as CompuServe subscription services revenues of $121 million, which began in February 1998. The increase in AOL subscription services revenues was primarily attributable to a 38% increase in the average number of AOL North American subscribers for the nine months ended March 31, 1999, compared to the nine months ended March 31, 1998, as well as a 10% increase in the average monthly subscription services revenue per AOL North American subscriber. The average monthly subscription services revenue per AOL North American subscriber increased from $17.64 in the nine months ended March 31, 1998 to $19.33 in the nine months ended March 31, 1999. This increase was principally attributable to the increase in the Flat-Rate Plan membership fee from $19.95 to $21.95, which became effective in April 1998.

         At March 31, 1999, the Company had approximately 16.9 million AOL service subscribers, including 14.8 million in North America and 2.1 million in the rest of the world. Also at that date, the Company had approximately 2.0 million CompuServe brand subscribers, with 1 million in North America and 1 million in the rest of the world.

Advertising, Commerce and Other Revenues

         Advertising, commerce and other revenues, which consist principally of advertising and related revenues, fees associated with commerce and the sale of merchandise across the Company's multiple brands, increased by 94%, from $142 million in the quarter ended March 31, 1998 to $275 million in the quarter ended March 31, 1999. The increase was primarily driven by more advertising on the Company's AOL service and Netcenter portal as well as an increase in commerce fees. Advertising and commerce fees increased by 119%, from $96 million in the three months ended March 31, 1998 to $210 million in the three months ended March 31, 1999. Merchandise sales increased by 46%, from $26 million in the three months ended March 31, 1998 to $38 million in the three months ended March 31, 1999. This increase is mainly attributable to improved response rates to advertising as well as a larger base of subscribers. At March 31, 1999, the Company's advertising and commerce backlog, representing the contract value of advertising and commerce agreements signed, less revenues already recognized from these agreements, was approximately $1.3 billion, up from approximately $450 million at March 31, 1998.

         For the nine months ended March 31, 1999, advertising, commerce and other revenues increased from $379 million to $693 million, or 83%, over the nine months ended March 31, 1998. The increase was primarily driven by more advertising on the Company's AOL service and Netcenter portal as well as an increase in commerce fees. Advertising and commerce fees increased by 127%, from $233 million in the nine months ended March 31, 1998 to $530 million in the nine months ended March 31, 1999. Merchandise sales increased slightly, in line with management plans, by 8%, from $84 million in the nine months ended March 31, 1998 to $91 million in the nine months ended March 31, 1999.

Enterprise Solutions Revenues

     Enterprise solutions revenues, which consist principally of product licensing fees and fees from technical support, consulting, and training services increased by 211%, from $35 million in three months ended March 31, 1998 to $109 million in the three months ended March 31, 1999. The increase was primarily driven by an increase in product revenues related to e-commerce and server applications. Partially offsetting the increase is the revenue impact to the Company as a result of offering the stand-alone Netscape Navigator and Communicator browsers for free beginning in January 1998.

         For the nine months ended March 31, 1999, enterprise solutions revenues increased from $262 million to $328 million, or 25%, over the nine months ended March 31, 1998. The increase is mainly driven by an increase in product sales related to e-commerce and server applications and consulting services.

Cost of Revenues

         Cost of revenues includes network-related costs, consisting primarily of data network costs, personnel and related costs associated with operating the data centers, data network and providing customer support, consulting, technical support/training and billing, host computer and network equipment costs, the costs of merchandise sold, royalties paid to information and service providers and royalties paid for licensed technologies. For the three months ended March 31, 1999, cost of revenues increased from $488 million to $691 million, or 42%, over the three months ended March 31, 1998, and decreased as a percentage of total revenues from 64.5% to 55.1%. For the nine months ended March 31, 1999, cost of revenues increased from $1,268 million to $1,913 million, or 51%, over the nine months ended March 31, 1998, and decreased as a percentage of total revenues from 59.0% to 56.3%.

         The increase in cost of revenues in the three and nine months ended March 31, 1999 was primarily attributable to increases in data network costs, as well as personnel and related costs associated with operating the data centers, data network and providing customer support, consulting, technical support/training and billing. Data network costs increased primarily as a result of the larger customer base and an increased usage per customer. Personnel and related costs associated with operating the data centers, data network and providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, larger customer base and increased subscription services revenues.

         The decrease in cost of revenues as a percentage of total revenues in the three and nine months ended March 31, 1999 was primarily attributable to growth of the higher margin advertising, commerce and other revenues, as well as a decrease in network-related costs as a percentage of subscription services revenue. The decrease in network-related costs as a percentage of subscription services revenue was primarily driven by a 12% and 6% decrease in our hourly network cost for the three and nine months ended March 31, 1999, respectively. This decrease was partially offset by an increase in daily member usage, from an average of 46 minutes per day in the three months ended March 31, 1998 to an average of 55 minutes per day in the three months ended March 31, 1999.

Sales and Marketing

         Sales and marketing expenses include the costs to acquire and retain subscribers, the operating expenses associated with the sales and marketing organizations and other general marketing costs. For the three months ended March 31, 1999, sales and marketing expenses increased from $138 million to $218 million, or 58%, over the three months ended March 31, 1998, and decreased as a percentage of total revenues from 18.2% to 17.4%. For the nine months ended March 31, 1999, sales and marketing expenses increased from $467 million to $593 million, or 27%, over the nine months ended March 31, 1998, and decreased as a percentage of total revenues from 21.7% to 17.4%. The increase in sales and marketing expenses for the three and nine months ended March 31, 1999 was primarily attributable to an increase in direct subscriber acquisition costs, brand advertising across multiple brands and personnel costs associated with the expanded Enterprise business. The decrease in marketing expenses as a percentage of total revenues for the three and nine months ended March 31, 1999 was primarily a result of the substantial growth in revenues.

Product Development

         Product development costs include research and development expenses and other product development costs. For the three months ended March 31, 1999, product development costs increased from $65 million to $80 million, or 23%, over the three months ended March 31, 1998, and decreased as a percentage of total revenues from 8.6% to 6.4%. For the nine months ended March 31, 1999, product development costs increased from $175 million to $216 million, or 23%, over the nine months ended March 31, 1998, and decreased as a percentage of total revenues from 8.1% to 6.4%. The increase in product development costs for the three and nine months ended March 31, 1999 was primarily attributable to an increase in personnel costs as a result of an increase in the number of technical employees to support additional products across multiple brands. The decrease of product development costs as a percent of total revenues for the three and nine months ended March 31, 1999 was mainly a result of the substantial growth in revenues.

General and Administrative

         For the three months ended March 31, 1999, general and administrative expenses increased from $83 million to $113 million, or 36%, over the three months ended March 31, 1998, and decreased as a percentage of total revenues from 11.0% to 9.0%. For the nine months ended March 31, 1999, general and administrative expenses increased from $234 million to $285 million, or 22%, over the nine months ended March 31, 1998, and decreased as a percentage of total revenues from 10.9% to 8.4%. The increase in general and administrative costs for the three and nine months ended March 31, 1999 was primarily attributable to higher personnel costs, including payroll taxes associated with employee stock option exercises. The decrease of general and administrative costs as a percent of total revenues for the three and nine months ended March 31, 1999 was mainly a result of the substantial growth in revenues.

Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets increased to $17 million in the three months ended March 31, 1999 from $7 million in the three months ended March 31, 1998. Amortization of goodwill and other intangible assets increased to $49 million in the nine months ended March 31, 1999 from $15 million in the nine months ended March 31, 1998. The increase in amortization expense in the three and nine months ended March 31, 1999 is primarily attributable to goodwill associated with the acquisitions of Actra Business Systems, LLC ("Actra") in December 1997, the CompuServe online service in January 1998 and Mirabilis, Ltd. and NetChannel, Inc. in June 1998 partially offset by the sale of ANS in January 1998.

Acquired In-Process Research and Development

         Acquired in-process research and development charges for the three and nine months ended March 31, 1998 include $10 million related to the acquisition of Personal Library Software, Inc. in January 1998 and $14 million related to the acquisition of Actra in December 1997.

Merger and Restructuring Charges

     In connection with plans announced in March 1999, the Company recorded a charge of $78 million in the three months ended March 31, 1999 for direct costs related to the merger with Netscape and the Company's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities (see Note 6). In the nine months ended March 31, 1999 the Company also recognized approximately $2 million in merger related costs in connection with the acquisition of AtWeb, Inc.

         In the three months ended March 31, 1998 the Company recorded a total of $48 million in restructuring charges. This includes $36 million related to the restructuring of the Studios Brand group and $12 million mainly related to the restructuring of the Enterprise organization. In the nine months ended March 31, 1998 the Company also recognized an additional $23 million related to the restructuring of the Enterprise organization as well as $6 million in merger costs related to the acquisitions of Kiva Software Corporation and Actra. These charges were offset by a reversal of $2 million related to a 1997 restructuring charge.

Other Income, Net

         Other income, net consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company recorded other income of $586 million and $4 million in the three months ended March 31, 1999 and 1998, respectively. The Company recorded other income of $607 million and $13 million in the nine months ended March 31, 1999 and 1998, respectively. The increase in other income in the three and nine months ended March 31, 1999 was primarily attributable to a net gain of approximately $567 million on the sale of its Excite, Inc. investments. The additional increase is mainly due to an increase in net interest income and a reduction of non-operating losses related to various investments.

Provision (Benefit) for Income Taxes

         The provision for income taxes was $222 million and zero in the three months ended March 31, 1999 and 1998, respectively. The provision (benefit) for income taxes was $252 million and $(16) million in the nine months ended March 31, 1999 and 1998, respectively. Income tax expense for the three months ended March 31, 1999 includes $218 million for U.S. federal and state income taxes and $4 million for foreign taxes. Utilization of operations-related deferred tax benefits reduced the Company's U.S. federal and state income tax expense by $127 million and $38 million in the nine months ended March 31, 1999 and 1998, respectively. As of March 31, 1999, the Company had net operating loss carryforwards available to offset future U.S. federal taxable income of approximately $3.5 billion.

Liquidity and Capital Resources

     The Company is currently financing its operations primarily through cash generated from operations. In addition, the Company has generated cash from the sale of its capital stock, the sale of its convertible notes as well as the sale of marketable securities it held. The Company has financed its investments in facilities and telecommunications equipment principally through leasing. Net cash provided by operating activities was $916 million and $312 million in the nine months ended March 31, 1999 and 1998, respectively, and increased primarily due to the Company's increase in net income. Net cash provided by (used in) investing activities was $304 million and $(97) million in the nine months ended March 31, 1999 and 1998, respectively, mainly due to the Company's sale of its Excite, Inc. investment as well as the timing of purchased property and equipment. Net cash provided by financing activities was $780 million and $529 million in the nine months ended March 31, 1999 and 1998, respectively. Included in financing activities for the nine months ended March 31, 1999, were $550 million in aggregate net proceeds from a public stock offering of its common stock. The Company also has available, to meet its working capital needs, a $200 million secured revolving credit facility, with no amounts outstanding as of March 31, 1999.

     The Company uses its working capital to finance on going operations and to fund marketing and the development of its products and services. The Company plans to continue to invest in subscriber acquisition, retention and brand marketing to expand its subscriber base, as well as in network, computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products or businesses complementary to the Company's current business. The Company anticipates that available cash and cash provided by operating activities will be sufficient to fund its operations for the next twelve months.

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

Year 2000 Compliance

         America Online utilizes a significant number of computer software programs and operating systems across its entire organization, including applications used in operating its online services and Web sites, the proprietary software of the AOL and CompuServe services, Netscape software products, member and customer services, network access, content providers, joint ventures and various administrative and billing functions. To the extent that these applications contain source codes that are unable to appropriately interpret the upcoming calendar year 2000, some level of modification, or even possibly replacement may be necessary.

         In 1997, America Online appointed a Year 2000 Task Force to perform an audit to assess the scope of America Online's risks and bring its applications into compliance. This Task Force is undertaking its assessment of America Online's company-wide compliance and is overseeing testing. America Online's system hardware components, client and host software, current versions of Netscape software products and corporate business and information systems are currently undergoing review and testing. To date, America Online has experienced very few problems related to Year 2000 testing, and the problems that have been identified are in the process of being fixed.

         The Company intends to make Year 2000 compliant certain versions of the client software for the AOL service and the CompuServe service that are available on the Windows and Macintosh operating systems, as well as versions of Netscape software products that are currently shipped. These versions of the software incorporate proprietary software and third-party component software that may not be Year 2000 compliant, and testing continues. A patch or upgrade may be required for members or customers using some of these versions to achieve Year 2000 compliance. Over the coming months, the Company will be working to obtain and make available any required patches or upgrades at no cost to members of the online services and to communicate their availability. The company also will make available, at no additional cost to customers, any required patches to the versions of Netscape software products currently being shipped to customers and communicate their availability. In addition, the Company will be encouraging members and customers to upgrade to versions of the software that are expected to be Year 2000 compliant, if they have not already done so.

         In addition, America Online is continuing to gather information from its vendors, joint venture partners and content partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. America Online intends to continue its efforts to seek reassurances regarding the Year 2000 compliance of vendors, joint venture partners and content partners. In the event any third parties cannot timely provide America Online with content, products, services or systems that meet the Year 2000 requirements, the content on America Online's services, access to America Online's services, the ability to offer products and services and the ability to process sales could be materially adversely affected.

         The costs incurred through March 1999 to address Year 2000 compliance were approximately $7 million. America Online currently estimates it will incur a total of approximately $20 million in costs to support its compliance initiatives. America Online cannot predict the outcome of its Year 2000 program, whether third party systems are or will be Year 2000 compliant, the costs required to address the Year 2000 issue, or whether a failure to achieve substantial Year 2000 compliance will have a material adverse effect on America Online's business, financial condition or results of operations. Failure to achieve Year 2000 compliance could result in interruptions in the work of its employees, the inability of members and customers to access the Company's online services and Web sites or errors and defects in the Netscape products. This, in turn, may result in the loss of subscription services revenue, advertising and commerce revenue or enterprise solution revenue, the inability to deliver minimum guaranteed levels of traffic, diversion of development resources, or increased service and warranty costs. Occurrence of any of these may also result in additional remedial costs and damage to reputation.

         America Online is in the process of developing a contingency plan to address possible risks to its systems. It is America Online's intention to implement its contingency plan no later than July 1999.

Inflation

         The Company believes that inflation has not had a material effect on its results of operations.

Forward-Looking Statements

         This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address subjects including the following: future financial and operating results;
subscriber growth and retention; usage growth; timing and benefits of acquisitions and other alliances; development and success of multiple brands; new markets, products, services, features and content (such as the "You've Got Pictures" service); corporate spending; network capacity; new platforms and access and distribution technologies; and the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

         The following factors, among others, could cause actual results to differ materially from that described in the forward-looking statements:

          Factors related to increased competition, including: price reductions and increased spending; negative impact on the Company's ability to generate greater revenues and profits from sources such as advertising and electronic commerce; limitations on the Company's opportunities to enter into or renew agreements with content and distribution providers; limitations on the Company's ability to develop new products and services; limitations on its ability to grow its subscriber base; loss of market share; and increased attrition in the Company's subscriber base.

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

          The failure of the Company to establish new relationships with electronic commerce, advertising, marketing, technology and content providers or the loss of a number of relationships with such providers or the risk of significantly increased costs or decreased revenues needed to maintain, or resulting from the failure to maintain, such relationships, as the case may be.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On March 12, 1999, Sprint Communications Corp. notified the Company of its exercise of warrants convertible into Company common stock. The Company then issued 28,800,000 shares of common stock for the exercise price of $14,175,000. The transaction was a private placement and exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 1999, America Online acquired When Inc. in exchange for the issuance of approximately 1.3 million shares of Company common stock. The transaction was a private placement and exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

B.  Reports on Form 8-K

Form      Item#  Description                                         Filing Date
Form 8-K  5, 7   Announcement of the intended acquisition      February 11, 1999
                 of MovieFone, Inc.

Form 8-K  5, 7   Completion of acquisition of                  February 17, 1999
                 PersonaLogic, Inc. and financial information

Form 8-K  2, 7   Completion of the acquisition of Netscape        March 26, 1999
                 Communications Corporation

                              AMERICA ONLINE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     AMERICA ONLINE, INC.


DATE: May 7, 1999            SIGNATURE:/s/Stephen M. Case
                                       Stephen M. Case
                                       Chairman of the Board and Chief Executive
                                       Officer



DATE: May 7, 1999            SIGNATURE:/s/J. Michael Kelly
                                       J. Michael Kelly
                                       Senior Vice President and Chief Financial
                                       Officer