Form 10-K
period 1999-06-30
AMERICA ONLINE INC
filed 1999-08-13
CIK 883780

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999
                       Commission File Number - 001-12143

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

       Registrant's telephone number, including area code: (703) 265-1000

           Securities registered pursuant to section 12(b) of the Act:

                                                       (Name of Each Exchange on
 (Title of Each Class)                                     Which Registered)
 --------------------------------------                -------------------------
 Common Stock, par value $.01 per share                  New York Stock Exchange
 Preferred Share Purchase Rights                         New York Stock Exchange

        Securities registered pursuant to section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     As of July 30, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $104.4 billion (calculated by excluding shares owned beneficially by directors and officers).

 Number of shares of registrant's common stock outstanding
             as of July 30, 1999...................................1,108,080,083

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

                                     PART I

Item 1. Business

                                     General


     Founded in 1985, America Online, Inc., based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies, and electronic commerce services.

      America Online has two major lines of businesses organized into four product groups:
      o the Interactive Online Services business, comprised of the Interactive Services Group, the Interactive Properties Group and the AOL International Group, and
      o the Enterprise Solutions business, comprised of the Netscape Enterprise Group.

      The product groups are described below.

      The Interactive Services Group develops and operates branded interactive services, including:
      o the AOL service, a worldwide Internet online service with more than 17 million members as of June 30, 1999
      o the CompuServe service, a worldwide Internet online service with approximately 2 million members
      o the Netscape Netcenter, an Internet portal with more than 17 million registered users
      o   the AOL.COM Internet portal
      o the Netscape Communicator client software, including the Netscape Navigator browser

      The Interactive Properties Group is built around branded properties that operate across multiple services and platforms, such as
      o Digital City, Inc., the No. 1 branded local content network and community guide on the AOL service and the Internet
      o ICQ, the world's leading communications portal that provides instant communications and chat technology
      o MovieFone, Inc., the nation's No. 1 movie guide and ticketing service provided through an interactive telephone service and on the AOL service and the Internet
      o   Internet music brands Spinner.com, Winamp and SHOUTcast

     The AOL International Group oversees the AOL and CompuServe services and operations outside the United States, as well as the Netscape Online service, which will be launched soon in the United Kingdom.

     The Netscape Enterprise Group focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services enable businesses and users to share information, manage networks and facilitate electronic commerce.

     In November 1998, America Online entered into a strategic alliance with Sun Microsystems, Inc. ("Sun"), a leader in network computing products and services, to accelerate the growth of electronic commerce. The strategic alliance provides that, over a three-year period, the Company will develop and market, together with Sun, client software and network application and server software for electronic commerce, extended communities and connectivity, including software based in part on the Netscape Enterprise Group code base, on Sun code and technology and on certain America Online services features, to business enterprises.

     For a discussion of financial information about the Company's two lines of business, refer to Note 9 of the Notes to Consolidated Financial Statements.

     During the fiscal year, the Company entered into a number of strategic mergers. In March 1999, the Company completed its merger with Netscape Communications Corporation and in May 1999, the Company completed its merger with MovieFone, Inc. The Company also completed mergers with Nullsoft, Inc. and Spinner Networks Incorporated, companies that provide music over the Internet, When, Inc., a company that provides a personalized event directory and calendar services, AtWeb, Inc., and PersonaLogic, Inc.

      America Online was incorporated in Delaware on May 24, 1985. The principal executive offices are located at 22000 AOL Way, Dulles, Virginia 20166-9323. The Company's telephone number at that address is (703) 265-1000. Inquiries may also be sent to America Online's Internet address: AOL IR@aol.com, or to the America Online address, AOL IR.

                      Interactive Online Services Business


Products and Services

      The Company's Interactive Online Services business is divided into three major product groups: the Interactive Services Group, the Interactive Properties Group and the AOL International Group. This line of business includes the Company's online and Internet services, Web properties and client software. The Company has developed a multiple-brand strategy of products and services that appeal to complementary and diverse groups of members or users of the Internet. The Company has also developed a multiple-revenue stream strategy designed to broaden the sources of revenues from its properties and services beyond subscription revenues to include revenues from sources such as advertising, commerce, licensing fees and transaction fees. The Company has augmented its online services with branded properties that add features or content across multiple services or platforms. Following these strategies has enabled the Company to operate the business and improve its services and products in a cost-effective manner by utilizing a shared infrastructure performing core functions.

      Interactive Services Group

      The Interactive Services Group operates the Company's interactive products: the AOL and CompuServe services and their related brand and product extensions such as AOL.COM and AOL Instant Messenger ("AIM"); Netscape Netcenter; and the Netscape Communicator client software, including the Netscape Navigator browser.

         The AOL Service

     The Company's AOL service, with 17.6 million members at June 30, 1999, provides subscribers with a global, interactive community offering a wide variety of content, features and tools. The AOL service also includes simple access to the Internet with search functionality through AOL NetFind. The range of content, features, and tools offered on the AOL service includes the following:

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

      --Channel Line-Up--Content on the AOL service is organized into channels, allowing members to navigate the service easily to find areas of interest. Each of the following nineteen channels offers informational content and commerce and community opportunities: AOL Today, News, Sports, Influence, Travel, International, Personal Finance, WorkPlace, Computing, Research & Learn, Entertainment, Games, Interests, Lifestyles, Shopping, Health, Families, Kids Only and Local. Content providers on the AOL service include CBS News, Hachette Filipacchi Magazines, Bloomberg, The New York Times and Business Week.

      --Personalization and Control Features--Members can personalize their experience on the AOL service through a number of features and tools, including a reminder service that sends e-mail in advance of important events, stock portfolios that automatically update market prices, Mail Controls, which allow members to limit who may send them e-mail and to block certain types of e-mail, Favorite Places, which allows members to mark particular Web sites or AOL areas, and Portfolio Direct and News Profiles, which send stories of particular interest to members. The AOL service offers Parental Controls to help parents form their children's online experience, including tools that limit access to particular AOL areas or Web sites or to certain features (for example, the AOL Instant Messenger service, sending or receiving files attached to e-mail or embedded pictures in e-mail, or access to premium services). The Marketing Preferences feature enables members to elect not to receive certain marketing offers.

     Later this year the Company plans to introduce its latest version of the AOL service software, AOL 5.0. New features to the service will include "You've Got Pictures," "My Calendar," AOL Search and AOL Plus. "You've Got Pictures," which began testing in June 1999, will allow members to receive their developed photos online, share the photos with others via e-mail, organize and store photos online and order reprints and gifts. "My Calendar" will be an interactive desktop calendar that includes features that enable members to track appointments, key dates and other personal events online. AOL 5.0 will feature AOL Search, a new search product that will enable AOL members to search the Internet and AOL's exclusive content without leaving the AOL service. The service will also include AOL Plus, a feature that will enable members to connect to the AOL service through high-speed broadband technologies, including DSL, cable, satellite and wireless and will provide additional online content to members connecting through such broadband technologies. The expanded content will include video, games, music and online catalogue shopping features.

         The CompuServe Service

     The CompuServe service, with approximately 2 million members, targets the value-oriented portion of the U.S. market and the professional business-oriented market outside of the U.S. It is available in over 500 cities worldwide, including in the U.S., Canada and Europe. This fiscal year the CompuServe service launched CompuServe 2000, new software that provides faster Internet connections, easier installation and registration, expanded customer options, more powerful e-mail features and simpler navigation. CompuServe also launched a Web site, CompuServe.com, to serve as an Internet gateway for its members. Features on the site include personalized news, updated weather, favorite links and Web centers highlighting specific areas of interest. CompuServe has created a Custom Solutions Division to develop and create co-branded and custom versions of the CompuServe 2000 software. The Custom Solutions Division will also offer private label Internet solutions for strategic partners.

         The Netscape Netcenter

     The Company's Netscape Netcenter Web site (http://www.netscape.com) has more than 17 million registered users and offers a variety of products and services, including news and information, opportunities to purchase goods and services, Internet site directories, software, software downloads, and product and technical support information. Netcenter's services consist of search and navigation services, such as the aggregated NetSearch area, which helps consumers and businesses find relevant information, and SmartBrowsing; programming channels, such as Lifestyles, Personal Finance or Small Business, which organize content and services for directed broadcast; communications and community services such as e-mail and bulletin board services, which help consumers and businesses connect and communicate; personalization services, such as My Netscape Channel, a personalized topical channel that users can customize to their personal interests; Customer Netcenter, which enables businesses to create their own portals; and opportunities for electronic commerce. Netcenter also offers services such as: Site Central, a free Web site building service, Netscape Sports Channel, Delivery Channel by FedEx and the My Netscape Network. Netcenter also promotes the Company's software and customer solutions by featuring descriptions of the Company's offerings and providing downloads of certain software products. Netcenter includes a co-branded version of the Company's AOL Instant Messenger service and its "Local" channel features content provided by the Company's Digital City property.

         The AOL.COM Web Site

     The Company's AOL.COM Web site (http://www.AOL.COM) offers Internet users (who may not be AOL members) content, features and tools, including AOL NetFind, an Internet search and rating tool, and the AOL Instant Messenger service, which allows Internet users to communicate in real-time with their friends and family. AOL.COM also offers AOL members the opportunity to exchange e-mail on the Internet, without signing onto the service, through AOL NetMail, and My News, a personalized news service. Content provided on the AOL.COM site includes news, shopping, Web search services, classified advertisements, and white and yellow pages directories. The Company plans to continue to expand content and services available through the AOL.COM Web site.

         AOL Instant Messenger (AIM)

     The Company's AOL Instant Messenger (AIM) service is a Web-based communications service that enables Internet users to know when other users of the service are online and to send and respond in real time to private personalized electronic text messages. When an instant message is sent via AIM, the message pops up on the receiver's screen instantly. The AIM service had over 25 million registered users, as of June 30, 1999. The AIM service is free, and available for downloading on AOL.COM and on a co-branded basis on the Company's other brands and services, including the CompuServe service, CompuServe.com, Netscape Netcenter, and to users of Netscape Communicator software. The Company has also announced arrangements to develop co-branded versions of the AIM serivce with Apple Computer, Inc., Mindspring Enterprises, Inc., Earthlink Network and Juno Online Services, Inc. Version 2.0 of the AIM service offers such features as the ability to search the Web and yellow and white pages directory features directly from the AIM service and access to news and information; a "File Transfer" feature that allows users to share files with other AIM 2.0 users; and a directory of chat and interest areas.

         Netscape Communicator

     Netscape Communicator is a suite of open HTML-based client software that integrates browsing, e-mail, Web-based word processing and group scheduling. This suite of software enables users to communicate, share and access information. Netscape Navigator, the browser that serves as the core component of Netscape Communicator, allows access to information and network applications on intranets, extranets and the Internet. Netscape Navigator offers a point-and-click graphical user interface that allows users to browse the Internet's array of network resources and participate in commerce across extranets and the Internet. Two versions of the Netscape Communicator are marketed: Netscape Communicator and Netscape Communicator with Calendar. The latest version, Communicator 4.6, was released in May 1999 and offers several new features, including the Company's SmartBrowsing technology and streaming audio and visual capabilities for consumers. With the SmartBrowsing technology consumers can search Netcenter services and connect to Web sites covering a variety of topics by entering common words or topics (Netscape Internet Keywords) into the browser location bar.

     Interactive Properties Group

      The Interactive Properties Group includes and oversees the Company's branded properties that operate across multiple services or platforms, such as Digital City, ICQ and MovieFone. The group is also responsible for developing new distribution networks that will enable the Company to build or acquire branded properties that operate across the Company's multiple services and platforms while benefiting from the Company's common infrastructure.

         Digital City

     The Company's subsidiary, Digital City, Inc., which is owned in part by the Tribune Company, is a local online content network that offers a network of local content and community guides in over 60 U.S. cities, including Atlanta, Boston, Chicago, Dallas, Denver, Detroit, Los Angeles, Minneapolis, New York, Orlando, Philadelphia, San Diego, San Francisco and Washington, D.C. Local content provided by Digital City includes original and third-party news, sports, weather, a local guide service with directory and classified listings and an interactive forum. Digital City provides local interactive content and services on the AOL service, AOL.COM, the CompuServe service, CompuServe.com, Netscape NetCenter, ICQ and on the Worldwide Web (http://www.digitalcity.com). Digital City also is available through other distribution vehicles. For example, Digital City has an agreement with MCI Worldcom to become the local content provider on MCI Worldcom Internet, offering its interactive city guides to its Internet subscribers.

         ICQ

     The Company's subsidiary, ICQ Ltd., is an Internet-based communications Web portal site, which utilizes the ICQ ("I seek you") instant communications and chat technology. The portal site is located at http://www.icq.com. At the end of fiscal 1999, ICQ had nearly 38 million registered users, and was being used actively by almost 15 million users. More than 7.5 million people use ICQ everyday, with more than one million simultaneous users. Users become aware of ICQ through the "word of mouth" equivalent on the Internet of invitations from current ICQ users to potential users via e-mail. ICQ has international appeal and presence and is used primarily by young, knowledgeable users. ICQ has introduced its latest software, 99a, which brings new tools onto to the desktop, including ICQiT!, a built-in suite of intuitive search tools, and the new ICQ NOW! content and community area. The Company acquired the ICQ technology with its focus on interactive community and constant desktop presence, and is developing it into an all-service Web portal that maintains its desktop presence.

         AOL MovieFone

      The Company acquired MovieFone, the largest movie guide and ticketing service in the country, in May 1999. Through its interactive telephone service and its online service, MovieFone.com, MovieFone provides millions of moviegoers each week with a complete free directory of movies, showtimes and theater locations, and also provides them the ability to purchase tickets. The Company intends to use MovieFone to enhance the online entertainment information available across its family of brands and to provide special events and features for subscribers to and users of its interactive services and products.

         Spinner.com, Winamp and SHOUTcast

     The Company acquired several Internet music brands in May 1999 through its acquisitions of Spinner Networks Incorporated and Nullsoft, Inc. The Spinner.com Web site offers over 100 channels of programmed music in various formats. Its content includes over 175,000 songs, and its music players display song information as the song is played. The music players also provide links that enable real-time listener feedback and instant ordering of the music being played. Nullsoft, Inc. is the developer of Winamp, a branded MP3 player for Windows, and SHOUTcast, an MP3 streaming audio system. The SHOUTcast streaming audio system enables individuals to broadcast their own content over the Internet. The Company plans to make these music features available to consumers across its brands, as well as to customize them for the audience and partners of the Company's brands.

      AOL International Group

     The AOL International Group oversees the AOL and CompuServe services and operations outside the United States, as well as the Netscape Online service, which will be launched soon in the United Kingdom. As of August 1999, the AOL and CompuServe services had more than 3 million members outside the United States. The Company offers its AOL and/or CompuServe branded services through joint ventures or distribution arrangements in Australia, Austria, Canada, France, Germany, Japan, the Netherlands, Sweden, Switzerland and the United Kingdom. Globally, members are able to access these services in over 100 countries. Additionally, the Company is in the process of expanding the number of countries to which it offers local services. The Company's international strategy is to provide consumers with local services in key international markets featuring local language, content, marketing and community.

      Central to the Company's strategy has been the formation of strategic alliances with strong international partners and the provision of access for all members of international services. In addition, U.S. and global subscribers to the AOL service can access selected content and communities offered on the Company's other global services. The Company, through joint ventures with Bertelsmann AG entitled "AOL Europe" and "CompuServe Europe," provides the AOL service and/or the CompuServe service in several European countries and plans to extend these services into additional European markets. Bertelsmann, one of the world's largest media companies, is a minority stockholder in the Company with an approximately 1.3% stake, and Dr. Thomas Middelhoff, Bertelsmann's Chairman, is a member of the Company's Board of Directors.

      The Company continues to update its services to match the needs of its international markets. For example, in June 1999, AOL Europe introduced an unlimited use, flat-rate monthly pricing plan in the United Kingdom, and in July 1999, AOL Europe announced plans to launch Netscape Online, a new subscription free service, in mid-August 1999. The Netscape Online service will compete in the emerging subscription-free value market in the United Kingdom and will complement the existing AOL and CompuServe services.

      During the past fiscal year, the Company has also taken steps to launch services in several new foreign markets:

      o Australia: The AOL Australia service was launched in October 1998 through a joint venture between the Company and Bertelsmann AG. AOL Australia features exclusive local Australian content and also offers members access to the original content available on the international services.

      o Hong Kong: An AOL-branded service for Hong Kong consumers is expected to be launched in the fall of 1999. The AOL Hong Kong service will provide original local content in both Chinese and English, with most local content being developed or provided by China Internet
          Corporation Limited ("CIC"), a Hong Kong based company that has entered into a distribution arrangement with the Company. In June 1999, the Company acquired an equity interest in the former wholly-owned subsidiary of CIC, China.com, an Internet company and affiliate of CIC that operates Web portals throughout greater China. The Company intends to use its investment in China.com to expand its commitments in the region. A Web site, AOL.COM.HK, is currently available in either English or Chinese language. The Web site includes both a co-branded AOL Instant Messenger service and the AOL Netfind feature with either English or Chinese language search capabilities.

      o Latin America: In December 1998, the Company announced the formation of a joint venture with the Cisneros Group of Companies ("Cisneros Group") to bring the Company's services to consumers in Latin America. In June 1999, the Brazilian subsidiary of the joint venture launched the BR.AOL.COM Web site. The joint venture expects to launch an Internet online service, AOL Brasil, by the end of 1999. The joint venture plans to launch services in Mexico and Argentina in 2000, with other markets to be added in the future. The joint venture will also be responsible for the development of the CompuServe brand in Latin America.

Advertising and Commerce

     An important component of the Company's strategy in its Interactive Online Services business is to increase revenues from advertising and commerce sources and from the sale of merchandise. The Company continues to establish a wide variety of relationships with advertising and commerce partners to grow and diversify its non-subscription based revenues and to provide subscribers on the Company's interactive services with access to a broad selection of competitively priced, easy-to-order products and services. The Company has worked to develop multiple revenue sources for its interactive properties and services, and to broaden the scope of those revenue sources beyond subscriptions and advertising fees to include revenues from additional sources, such as transaction fees and licensing fees. The Company has also expanded the scope, range and types of businesses involved in advertising and commerce relationships. The Company has entered into advertising arrangements that encompass multiple brands within the Company's family of brands. Additionally, the Company has renewed and extended or expanded relationships with existing advertising and commerce partners.

     The Company offers its advertising and commerce partners a variety of customized programs, which may include guaranteed numbers of impressions and select sponsorship of particular online areas or Web pages for designated time periods. As merchants recognize the value in reaching the Company's large, growing and active subscriber base and users of its Web-based properties, the Company has been able to earn additional revenues by offering selected merchants exclusive rights to market particular goods or services within one or more of the Company's online services and properties. In those transactions, the Company provides its commerce partners certain marketing and promotional opportunities and in return receives cash payments, the opportunity for revenue sharing, cross-promotions and competitive pricing and online conveniences for subscribers. Certain of the transactions with partners also include an equity component for the Company. The Company may receive a warrant to purchase stock or may purchase or acquire a direct equity interest in the partner. These equity investments are accounted for in accordance with Company accounting policies and certain of these equity investments may result in revenue generation at the onset of the deal. In addition, these equity investments can also represent an additional potential source of income to the Company upon their disposition.

     The advertising and commerce partnerships also provide the users of the Company's interactive services and properties with access to a diverse selection of consumer products and services. The Company obtains revenues from the sale of merchandise by offering for sale to subscribers on its interactive services a number of computer and Internet online goods and services, including hardware and software products and books and Company logo merchandise. The Company promotes its merchandise principally by means of promotional "pop-up" screens and makes its merchandise available in online stores included in various channel stores and in specialized seasonal or other targeted shops.


Network Services

     Interactive Online Services Business Technologies

     The Company employs a multiple vendor strategy in designing, structuring and operating its network services utilized in its Interactive Online Services business. The Company manages AOLnet, a transfer control protocol/Internet protocol (TCP/IP) network of third party network service providers, including Sprint Corporation, GTE Internetworking, formerly BBN Corporation, and MCI WorldCom, Inc.'s wholly-owned subsidiary MCI Worldcom Advanced Networks, Inc. AOLnet is used for the AOL service and certain versions of the CompuServe service in North America.

     The Company anticipates continuing to build AOLnet in order to increase its network capacity, provide members of its online services with higher speed access and reduce data network costs on a per-hour basis. During fiscal 1999, the Company added modems at a rate of approximately 37,500 monthly to expand to approximately 1.25 million modems. The AOL service grew as of July 1999 to achieve over 1.14 million simultaneous users, the exchange of approximately 66 million e-mail messages a day and 468 million Instant Message communications a day. AOLnet offers members of the AOL service in North America local telephone numbers in approximately 1,000 cities. In total, the AOL service is available in approximately 1,500 cities in more than 100 countries.

     The CompuServe service for versions prior to CompuServe 2000 currently relies on data network services provided pursuant to a Network Services
Agreement among the Company and CompuServe Incorporated, a wholly-owned subsidiary of MCI WorldCom. The agreement has an initial term ending December 31, 2002, subject to possible extension by the Company under certain circumstances. Under the agreement, the Company has made certain commitments to use such network services for these versions of the CompuServe service. The smooth operation of and access capacity on these versions of the CompuServe service are dependent on the network services provided under the agreement and would be adversely affected by service failures of the network services provider. The CompuServe service is available in over 500 cities worldwide.

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

     Subscribers to the Company's interactive online services may experience difficulty in accessing their service from local access numbers from time to time due to changing patterns of usage or peaks in usage in particular geographic areas. In addition, supply shortages exist from time to time for local exchange carrier lines from local telephone companies that the Company requires to expand network capacity. The expansion of AOLnet requires a substantial investment in telecommunications equipment, which the Company is financing principally through leasing. Supply shortages or the failure to obtain the necessary financings for the buildout of AOLnet could impair the Company's ability to expand network capacity.

     Service Platforms and Access Devices

     The Company supports a variety of software platforms, hardware devices and conduits for access to the Company's interactive online services. Today, the vast majority of members and users of interactive online services access such services through personal computers. Software platforms that the AOL and CompuServe services are available on include primarily the Windows (3.1, 95 and 98) and Macintosh operating systems. The Company has established its "AOL Anywhere" strategy of making the AOL service and features available through multiple connections and multiple devices. The Company intends to make its interactive online services available on new and future platforms or devices, such as televisions, wireless telephones, hand-held or pocket devices, online appliances, and smart phones, as consumer demand and technology and commercial viability permit. The Company is developing versions of its interactive online software that are customized for use on the various platforms. Features that may be made available on the different platforms include e-mail, news, stock quotes, electronic commerce and instant messages. The Company's next generation software for the AOL service, AOL 5.0, which will be introduced in the fall of 1999, will include the new feature AOL Plus, which will enable members to connect to the AOL service through high-speed broadband technologies, including DSL, cable, satellite and wireless, and will provide additional online content to members connecting through such broadband technologies. The expanded content will include video, games, music and online catalogue shopping features.

     The Company already has taken steps under this strategy to broaden the platforms and devices on which services or features of its services can be accessed. For example, in June 1999, the Company and 3Com Corporation announced a strategic relationship to give AOL service members access to their e-mail via a handheld computer and to work to provide additional features of the AOL service on the handheld platform. In addition, the Company has continued development work related to AOL TV, an enhanced interactive television Internet service. In May 1999, the Company announced arrangements with four partners, DIRECTV, Inc., Hughes Network Systems, Phillips Electronics and Network
Computer, Inc. (now known as Liberate Technology, Inc.), related to the development of different components of the AOL TV service, including the design and manufacture of set top boxes used in the service, the software platform for the service and collaboration on combining digital satellite television programming with the service. The Company also has a license from Gemstar International Group Limited to use Gemstar's technology and intellectual property to develop and deploy electronic programming guides for the AOL TV service.

     In June 1999, the Company formed a strategic alliance with Hughes Electronics Corporation ("Hughes"), a subsidiary of General Motors Corporation ("General Motors"), to develop and market integrated digital entertainment and Internet services. The alliance will extend the reach of the Company's AOL TV interactive television and its AOL Plus high-speed Internet services. The alliance, which builds on an earlier agreement to develop a combination set-top receiver for DirecTV and AOL TV, provides for extensive cross-promotion and marketing. It also provides for the delivery of AOL Plus to members via Hughes' DirectPC satellite Internet network beginning next year, as well as delivery over Hughes' next generation satellite system for two-way, broadband connectivity. In connection with the alliance, the Company made a $1.5 billion investment in Hughes in the form of a General Motors preference stock, which carries a 6-1/4% coupon rate and has a mandatory conversion into General Motors Class H common stock (GMH) in three years. For additional information regarding this investment, see "Liquidity and Capital Resources" under Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company has upgraded AOLnet to support the v.90 standard for high-speed access at 56 kps, and is also investing in the development of alternative technologies to deliver its interactive online services, including cable modems, Digital Subscriber Line (xDSL) access, satellite and wireless technologies. The Company plans to offer its members higher-speed options when they become easy-to-use and commercially viable for the mass market. The Company has formed strategic alliances with each of Bell Atlantic, SBC Communications, Ameritech Corp. and GTE Corp. to use new DSL technology to make available a high-speed upgrade connection to subscribers, with the initial roll out beginning in the summer of 1999. By the end of 1999, the Company expects to offer a high-speed broadband upgrade to serve more than 70 percent of AOL members and will cover nearly 16 million homes. The Company also has entered into an agreement with Compaq under which new Compaq Presario Internet PCs will be equipped with DSL-ready modems and will feature pre-installed AOL software that will enable users to access features available through broadband.

Marketing

     The Company's marketing efforts and activities in its Interactive Online Services business are conducted for its multiple brands through a common infrastructure. The marketing goals of the Company's Interactive Online Services business are to attract and retain members or users, as applicable, of the online services and properties and to develop and differentiate the Company's family of brands. To support member acquisition, the Company markets its products and services through a broad array of programs and strategies, including broadcast advertising campaigns, direct mail, magazine inserts and advertisements, co-marketing, bundling agreements and alternate media. The Company also actively markets its multiple brands through traditional campaigns (broadcast television, radio and print publications), and through more innovative means, such as through extensive online and offline cross-promotion and co-branding with a wide variety of interactive services partners.
Additionally,  through bundling  agreements,  the Company's  interactive  online services are on a range of computers made by major personal computer manufacturers. The multi-year agreements provide that pre-installed software will be available by clicking on an icon during the computer's initial setup process. Through an agreement with Microsoft Corp., the AOL service is accessible via a desktop folder on the Windows 95 and 98 operating systems (and will be available on future versions of the Windows operating system through the term of the agreement).

     The Company utilizes targeted or limited promotions and marketing programs and pricing plans designed to appeal to particular groups of potential users of its interactive online services and to distinguish and develop its different brands. For example, in connection with the positioning of the CompuServe service in the United States as a value-oriented brand, in June and July 1999 the Company announced marketing initiatives for its CompuServe service with two computer manufacturers and a number of additional retailers. Under these promotions, consumers signing up for three-year memberships to the CompuServe 2000 service at $21.95 per month will receive a rebate of $400 in connection with the purchase of designated models of computers. This promotion is designed to appeal to consumers who are purchasing computers for the primary purpose of getting online and to make the purchase of a personal computer and Internet access easier and more affordable.

      The Interactive Online Services business utilizes specialized retention programs designed to increase member and user loyalty and satisfaction. These retention programs include regularly scheduled online events and conferences; the regular addition of new content, features and software programs; and online promotions of upcoming online events and new features. The Company also provides a variety of support mechanisms such as online support and 24-hour telephone customer support services.


                          Enterprise Solutions Business


Products and Services

      The Netscape Enterprise Group is the primary product group in the Enterprise Solutions business of the Company. In addition, the Company has formed Netscape Business Solutions to sell AOL and Netscape products and services to business partners and other companies.

      Netscape Enterprise Group

     The Netscape Enterprise Group provides enterprise software and services to businesses that assist them in providing services to customers in the electronic commerce markets. The Netscape Enterprise group develops, markets, sells and supports a broad suite of enterprise software, which consists of electronic commerce infrastructure and electronic commerce applications targeted primarily at corporate intranets and extranets, as well as the Internet. The software allows users to share information, manage networks and take their businesses online. The software is based on industry-standard protocols that can be deployed across a variety of operating systems, platforms, databases and interconnected with traditional client/server applications. The Netscape Enterprise Group also provides a variety of services to support its software products, including technical support, professional services and training. Following the merger with Netscape in March 1999, the Netscape Enterprise Group began contributing to the Company's strategic alliance with Sun Microsystems, Inc.(see below).

      Electronic Commerce Infrastructure

      The Electronic Commerce Infrastructure is a group of solutions for enterprise customers and Internet Service Providers that provide a flexible, scalable foundation on which the customers can build and manage their own extranet or Internet applications or use the Electronic Commerce Applications. The Electronic Commerce Infrastructure provides a services-ready platform through such solutions as a directory and security service for managing users and applications, an application server for building and deploying applications, and a messaging solution for hosting and delivering communications services such as e-mail and unified messaging.

      Electronic Commerce Applications

      The Netscape CommerceXpert product family of electronic commerce applications enable businesses to link and manage online trading communities of suppliers, distributers, and customers of all sizes and degrees of technical sophistication. The Netscape CommerceXpert solutions are based on the same open protocols and scalable security architecture used for communications on the Internet. These solutions enable organizations to create more secure Internet commerce sites and exchange information with trading partners.

      Sun Alliance

     In November 1998, the Company entered into a strategic electronic commerce alliance with Sun, which is now referred to as the Sun-Netscape Alliance. In combination with dedicated resources from Sun, the Netscape Enterprise Group operates the Company's part of the alliance. The alliance builds and markets on a collaborative basis end-to-end electronic commerce solutions to help business partners and other companies put their businesses online. The alliance product portfolio provides customers with scalable, integrated infrastructure software and a family of production-ready electronic commerce applications. Products will be offered on the industry's most widely available computing platforms. The infrastructure product portfolio includes: messaging (e-mail) and calendar, collaboration, Web, application, directory (network phone book) and certificate (security) servers. The alliance offers a family of production-ready applications for electronic commerce, including commerce exchange, procurement, selling and billing applications intended to make electronic commerce more efficient. The alliance initially will market and provide existing products from each of Sun and the Netscape Enterprise Group and then will include collaboratively developed products. The alliance has a dedicated sales force that sells the full suite of products on multiple platforms. Support and integration services are also provided.

Marketing

     The Company's marketing efforts and activities in its Enterprise Solutions line of business are conducted primarily through joint marketing efforts of the Sun-Netscape Alliance. The marketing goals of the Company's Enterprise Solutions business are to position the Sun-Netscape Alliance as the leading provider of electronic commerce applications and Internet infrastracture software to power the Net economy. The Sun-Netscape Alliance has announced that it will develop, market and sell the products and systems through the alliance using the brand name "iPlanet."

     The marketing programs of the Company's Enterprise Solutions business focus on reaching corporate decision makers in its key markets. Advertising will focus on the Sun-Netscape Alliance's leadership position in the industry and the breadth and innovation of the iPlanet product portfolio. Advertising media will include the Company's interactive online services and properties, traditional print and broadcast advertising campaigns and bundling agreements. A dedicated sales force also markets the products and services sold or provided through the Sun-Netscape Alliance directly to potential customers.

     The Enterprise Solutions business utilizes customer marketing programs designed to increase customer loyalty, customer value over time and customer satisfaction. These programs include the recently announced iPlanet Customer Program featuring a secure customer extranet and specialized joint marketing activities, a new customer quality initiative and customer support and services.

                                    Employees

      As of June 30, 1999, the Company had approximately 12,100 employees. America Online believes that its relations with its employees are good. None of the Company's employees are represented by a labor union, and the Company has never experienced a work stoppage.

                               Proprietary Rights

     The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services. The Company distributes its products and services under agreements that grant members, users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products. To license its products, the Company relies in part on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company has also filed for a number of patents for technology relating to the Internet and online industry. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Policing unauthorized use of the Company's products and services is difficult and the steps taken may not prevent the misappropriation of the Company's technology and intellectual property rights. In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries.

     The Company seeks to protect some of the source code of its products as a trade secret and as an unpublished copyright work. Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code. Other source code has been distributed under open source code licenses. The Company has obtained federal trademark registration of a number of marks, including America Online, AOL, Buddy List, Netscape, Netscape Navigator; AOL's triangle design logo; and Netscape's "N" logo and ship's wheel logo, and has trademark rights in the U.S. and abroad in many other proprietary names including, AOL.COM, Digital City, ICQ, AOL Instant Messenger, AOLnet, Netscape Netcenter, "You've Got Mail" and CompuServe.

     The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. From time to time, however, the Company has received communications from third parties asserting that features, contents or names of certain of its services or products may infringe patents, copyrights, trademarks and other rights of such parties. No litigation is pending in this area that would have a material adverse effect on the Company's ability to develop, market and sell its products or operate its services. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future features or contents of services or products or that any such assertion may not result in litigation or require the Company to enter into royalty arrangements. Third parties also challenge the Company's marks from time to time and such challenges may result in limitation or loss of trademark rights to such proprietary marks.


                      Regulatory Environment; Public Policy

     In the United States and most countries in which the Company conducts its major operations, the Company is not currently subject to direct regulation other than pursuant to laws applicable to businesses generally, including businesses operating in the Internet. Adverse developments in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Asia or elsewhere could have a material adverse effect on the Company's business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others, are now under consideration. The Company is unable at this time to predict which, if any, of such proposals may be adopted and, if adopted, whether such proposals would have a beneficial or an adverse effect on the Company's business, financial condition and operating results. The Company has supported certain proposals designed to enhance market access and competition in the offering of both narrowband and broadband Internet services in the United States and in foreign markets and believes that the adoption of such proposals would have a beneficial effect on the development of the Internet medium and of the Company's prospects. The Company is unable, at this time, to predict whether any such proposals will be adopted.

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

      The Company actively works both in the United States and internationally with industry groups and alliances, as well as public interest groups and representatives of government on issues affecting the interactive media, including issues such as privacy measures and policies, obscenity and pornography, consumer protection, taxation of interactive services and use, regulation of means of access to the Internet and intellectual property issues such as the application of copyright laws to the interactive medium. For example, the Company is a member of the openNet Coalition, a coalition of industry leaders promoting open access to broadband technologies; the Internet Alliance and the NetCoalition.com, Internet industry associations; and the Online Privacy Alliance formed to address privacy issues in the interactive medium and is a member of the steering committees of TRUSTe and BBB Online, each of which is developing enforcement systems for private sector commitments to fair information practice principles.

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

                              Available Information

      The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. Any document the Company files with the Commission may be read or copied at the Commission's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for further information on the public reference room. The Company's Commission filings are also available to the public at the Commission's Web site at http://www.sec.gov.

Item 2. Properties

      The  Company  maintains   facilities  and  offices  at  various  locations
throughout the United States and the rest of the world for general corporate purposes, including technology centers, customer call centers, office space and headquarters.

     America Online maintains its headquarters facilities in Dulles, Virginia, and holds various properties at and near the headquarters facilities that are used principally in its Interactive Online Services business. The Company leases office space in the following locations for Customer Call Centers: Tucson, Arizona; Jacksonville, Florida; Albuquerque, New Mexico; Oklahoma City,
Oklahoma; Ogden, Utah; and the Philippines. The CompuServe service has its primary operations in Columbus, Ohio, and has various properties at and near those facilities. Digital City leases office space in the United States cities for which it provides local interactive content and services. MovieFone leases office space in New York City, but is moving its operations to leased office space in Westchester, New York. ICQ maintains its operations in Israel. The Enterprise Solutions business has its primary operations in Mountain View, California, and has various other properties throughout the United States and in other countries.

     The following table sets forth information on the Company's material properties:

Location               Size               Owned/Lease     Purpose
--------------------------------------------------------------------------------

Columbus, OH           296,000 sq. ft.    Owned           Office Space
Dulles, VA             590,000 sq. ft.(1) Owned (2)       Corporate Headquarters
Dulles, VA             180,000 sq. ft.    Owned           Technology Center
Manassas, VA           220,000 sq. ft.    Owned           Technology Center(3)
Mountain View, CA      1,054,000 sq. ft.  Leased          Office Space
Reston, VA             265,000 sq. ft.    Owned (2)       Technology Center
San Francisco, CA      36,000 sq. ft.     Leased          Office Space
Vienna, VA             110,000 sq. ft.    Leased          Office Space

 (1)Two additional facilities are under construction at this site that, when completed, will add 380,000 sq. ft. to the current size. Both facilities are expected to be completed in 2000.
 (2)This property is held subject to a mortgage.
 (3)The Company acquired 25.5 acres of land in Manassas, Virginia in February 1999. The technology center to be located on the property is under construction and is expected to be completed in early 2000.

Item 3. Legal Proceedings

     The Company is a party to various litigation matters, investigations and proceedings, including a shareholder derivative suit filed in Delaware chancery court against certain current and former directors of the Company alleging violations of federal securities laws. The Company has settled the shareholder derivative suit and obtained the approval of the Delaware chancery court on terms that will not have a material adverse effect on the financial condition or results of operations of the Company.

     The Department of Labor ("DOL") is investigating the applicability of the Fair Labor Standards Act ("FLSA") to the Company's Community Leader program. The Company believes the Community Leader program reflects industry practices, that the Community Leaders are volunteers, not employees, and that the Company's actions comply with the law. The Company is cooperating with the DOL, but is unable to predict the outcome of the DOL's investigation. Former volunteers have sued the Company on behalf of an alleged class consisting of current and former volunteers, alleging violations of the FLSA and comparable state statutes. The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims or whether other former or current volunteers will file additional actions.

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

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Price of Common Stock

     The following table sets forth the range of high and low sale prices for the Company's Common Stock for the periods indicated and reflects all stock splits effected by the Company:

For the quarter ended:                                           High    Low
----------------------                                          ------ ------
September 30, 1997....                                         $ 10.06 $ 7.06
December 31, 1997.....                                         $ 11.41 $ 8.00
March 31, 1998........                                         $ 17.47 $10.31
June 30, 1998.........                                         $ 27.41 $17.31
September 30, 1998....                                         $ 35.13 $17.50
December 31, 1998.....                                         $ 80.00 $20.66
March 31, 1999........                                         $153.75 $67.00
June 30, 1999.........                                         $175.00 $89.50

     The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

     As of July 26, 1999, the approximate number of stockholders of record of Common Stock was 24,600. In addition, there were approximately 1.9 million beneficial holders of the Common Stock, representing persons whose stock is in nominee or "street name" accounts through brokers.

Exchange Information

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AOL."

     Options on the Company's stock are traded on the Chicago Board Options Exchange, the American Stock Exchange, and the Pacific Stock Exchange.

Recent Sales of Unregistered Securities

     On May 28, 1999, the Company acquired Spinner Networks Incorporated in exchange for the issuance of approximately 2.4 million shares of Company common stock. The transaction was a private placement and exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.

     On May 28, 1999, the Company acquired Nullsoft, Inc. in exchange for the issuance of approximately 720,000 shares of Company common stock. The transaction was a private placement and exempt from registration pursuant to Regulation D of the Securities Act of 1933, as amended.


Item 6.  Selected Financial Data


                                                      Year Ended June 30,
                                           -----------------------------------------
                                             1999     1998     1997    1996     1995
                                           -------- -------- ------- -------- -------
                                          (Amounts in millions, except per share data)
Statement of Operations Data:
Subscription services.....................   $3,321  $2,183  $1,478  $1,024     $352
Advertising, commerce and other ..........    1,000     543     308     111       50
Enterprise solutions......................      456     365     411     188       23
                                           -------- -------- ------- -------- -------
Total revenues............................    4,777   3,091   2,197   1,323      425

Income (loss) from operations.............      458    (120)   (485)     64      (41)
Net income (loss) (1).....................      762     (74)   (485)     35      (55)
Income (loss) per common share:
Net income (loss) per share-diluted.......   $ 0.60  $(0.08) $(0.58) $ 0.04   $(0.09)
Net income (loss) per share-basic.........   $ 0.73  $(0.08) $(0.58) $ 0.05   $(0.09)
Weighted average shares outstanding:
Diluted...................................    1,277     925     838     944      587
Basic.....................................    1,041     925     838     751      587


                                                        As of June 30,
                                           -----------------------------------------
                                             1999     1998    1997    1996      1995
                                           -------- -------- ------- -------- -------
                                                     (Amounts in millions)
Balance Sheet Data:
Working capital (deficiency)..............     $254    $108    $(40)    $72      $18
Total assets..............................    5,348   2,874   1,501   1,271      459
Total debt................................      364     372      52      25       24
Stockholders' equity......................    3,033     996     610     707      242


                                                      Year Ended June 30,
                                           -----------------------------------------
                                             1999     1998     1997    1996     1995
                                           -------- -------- ------- -------- -------
                                                    (Amounts in millions)
Other Selected Data:
Net cash provided by operating activities.   $1,099    $437    $131      $2      $18
Earnings Before Interest, Taxes,
 Depreciation and Amortization (EBITDA)(2)      968     302     111     138       11

------------------
 (1)Net income in the fiscal year ended June 30, 1999, includes special charges of $95 million related to mergers and restructurings, $25 million in transition costs and a net gain of $567 million related to the sale of investments in Excite, Inc. Net loss in the fiscal year ended June 30, 1998, includes special charges of $75 million related to mergers and restructurings, $94 million related to acquired in-process research and development and $17 million related to settlements. Net loss in the fiscal year ended June 30, 1997, includes special charges of $385 million for the write-off of deferred subscriber acquisition costs, $49 million for restructuring, $24 million for contract terminations, $24 million for a legal settlement and $9 million related to acquired in-process research and development. Net income in the fiscal year ended June 30, 1996, includes special charges of $17 million for acquired in-process research and development and $8 million in merger related costs. Net loss in the fiscal year ended June 30, 1995, includes special charges of $50 million for acquired in-process research and development and $2 million for merger expenses.
 (2)EBITDA is defined as net income plus: (1) provision/(benefit) for income taxes, (2) interest expense, (3) depreciation and amortization and (4) special charges. For the fiscal years ended June 30, 1997 and prior, EBITDA does not add back the amortization of subscriber acquisition costs. The Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Founded in 1985, America Online, Inc., ("America Online" or the "Company") based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies, and electronic commerce services. The Company operates two worldwide subscription based Internet online services, America Online, with more than 17 million members, and CompuServe, with approximately 2 million members; several leading Internet brands including ICQ, AOL Instant Messenger and Digital City, Inc.; the Netscape Netcenter and AOL.COM Internet portals; and the Netscape Communicator client software, including the Netscape Navigator browser; AOL MovieFone, the nation's number one move listing guide and ticketing service; and Spinner Networks Incorporated and Nullsoft, Inc., leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc. the Company also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

     The Company currently has two major lines of businesses organized into four product groups. These groups are supported by a common infrastructure. This organization structure allows the Company to develop and grow multiple revenue streams by utilizing the common infrastructure across the multiple brands it currently has, as well as cost-effectively compete in new and emerging markets.

Interactive Online Services Business

         The Interactive Services Group

     The Interactive Services Group operates the Company's interactive products: the AOL and CompuServe services and their related brand and product extensions, including AOL Instant Messenger and AOL.COM; Netscape Netcenter; and the Netscape Communicator client software, including the Netscape Navigator browser. This group is also charged with rapidly delivering high-quality, world-class products, features and functionality across all branded services and properties and also has responsibility for broadband development and AOL devices like AOL TV.

         The Interactive Properties Group

     The Interactive Properties Group operates ICQ, Digital City, MovieFone, Direct Marketing Services ("DMS"), Spinner Networks Incorporated and Nullsoft, Inc., developer of the Winamp and SHOUTcast brands. This group is responsible for building new revenue streams by seeking out opportunities to build or acquire branded properties that operate across multiple services or platforms.

         The AOL International Group

     The AOL International Group oversees the AOL and CompuServe services outside of the U.S., as well as the recently announced Netscape Online service. The AOL International Group operates the AOL and CompuServe brands in Europe with its joint venture partner Bertelsmann AG; AOL Canada, a wholly-owned subsidiary of America Online, Inc.; AOL Japan, with its joint venture partners Mitsui and Nikkei; and AOL in Australia with Bertelsmann. America Online plans to launch services in Hong Kong with China Internet Corporation and in Latin America with the Cisneros Group.

Netscape Enterprise Solution Business

         The Netscape Enterprise Group

     The Netscape Enterprise Group serves Netscape's enterprise customers and contributes to America Online's part of the strategic alliance with Sun. In combination with dedicated resources from Sun, the Netscape Enterprise Group delivers easy-to-deploy, end-to-end solutions to help business partners and other companies put their businesses online.

Competition

     The Company competes with a wide range of other companies in the communications, advertising, entertainment, information, media, Web-based services, software, technology, direct mail and electronic commerce fields for subscription, advertising, and commerce revenues, and in the development of distribution technologies and equipment in its Interactive Online Services business. The Company also competes with a wide range of companies in the development and sale of electronic commerce infrastructure and applications in its Enterprise Solutions business.

      o     Competitors for subscription revenues include:
            -- online services such as the Microsoft Network, AT&T Worldnet and Prodigy Classic
            -- national and local Internet service providers, such as MindSpring and EarthLink
            -- long distance and regional telephone companies offering access as part of their telephone service, such as AT&T Corp., MCI WorldCom, Inc., Sprint Corporation and regional Bell operating companies
            --  cable television companies
            -- cable Internet access services offered by companies such as Excite@Home and Road Runner Group

      o   Competitors for advertising and commerce revenues include:
            -- online services such as the Microsoft Network, AT&T Worldnet and Prodigy Classic
            -- Web-based navigation and search service companies such as Yahoo! Inc., Infoseek Corporation (to be acquired by the Walt Disney Company), Lycos, Inc. and Excite@Home.
            -- global media companies including newspapers, radio and television stations and content providers, such as the National Broadcasting Corporation, CBS Corporation, The Walt Disney Company, Time Warner Inc., The Washington Post Company and Conde Nast Publications, Inc.
            -- cable Internet access services offered by companies such as Excite@Home and Road Runner Group
            -- Web sites focusing on content, commerce, community and similar features such as Amazon.com and eBay.

      o Competition in the development of distribution technologies and equipment includes:
            -- broadband distribution technologies used in cable Internet access services offered by companies such as Excite@Home and Road Runner Group
            -- advanced telephone-based access services offered through digital subscriber line technologies offered by local telecommunications companies
            -- other advanced digital services offered by broadcast, satellite and wireless companies
            -- television-based interactive computer services, such as those offered by Microsoft's WebTV
            -- personal digital assistants or handheld computers, enhanced mobile phones and other equipment offering functional equivalents to the Company's features

      o Competitors in the development and sale of electronic commerce infrastructure and applications include:
            -- providers of electronic commerce infrastructure such as server software, including International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, Novell, Inc., Software.com, Inc., BEA Systems, Inc. and the provider of the Apache Web Server
            -- providers of electronic commerce applications including International Business Machines Corporation, Oracle Corporation, General Electric Information Systems, Microsoft Corporation, PeopleSoft, Inc., SAP A.G., Open Market, Inc., Ariba Technologies, CommerceOne, Sterling Commerce, Inc. and BroadVision, Inc.

      Some of the present competitors and potential future competitors of the Company may have greater financial, technical, marketing or personnel resources than the Company. In addition, as a result of acquisitions, certain competitors are able to offer both Internet access and other services, such as cable television or telephone service, and such consolidation may continue. The competitive environment could have a variety of adverse effects on the Company. For example, it could:

      o negatively impact the Company's ability to generate greater revenues and profits from sources other than online service subscription revenues, such as advertising and electronic commerce
      o limit the Company's opportunities to enter into or renew agreements with content providers and distribution partners
      o   limit the Company's ability to develop new products and services
      o limit the Company's ability to continue to grow or sustain its subscriber base
      o require price reductions in the subscription fees for online services and require increased spending on marketing, network capacity, content procurement and product and features development
      o   require price reductions in the Company's enterprise software products
      o result in a loss of the Company's market share in the enterprise software industry
      o   require an increase in the Company's sales and marketing expenditures

     Any of the foregoing events could have an adverse impact on revenues or result in an increase in costs as a percentage of revenues, either of which could have a material adverse effect on the Company's business, financial condition and operating results.

Consolidated Results of Operations

         Revenues

      The following table and discussion highlights the revenues of the Company for the years ended June 30, 1999, 1998 and 1997.


                                                                       Year ended June 30,
                                                         -----------------------------------------------
                                                               1999            1998            1997
                                                         --------------- --------------- ---------------
                                                                       (Dollars in millions)
Revenues:
Subscription services................................... $3,321   69.5%  $2,183   70.6%  $1,478   67.3%
Advertising, commerce and other.........................  1,000   21.0      543   17.6      308   14.0
Enterprise solutions....................................    456    9.5      365   11.8      411   18.7
                                                         ------- ------- ------- ------- ------- -------
Total revenues.......................................... $4,777  100.0%  $3,091  100.0%  $2,197  100.0%

     The Company generates three main types of revenues: subscription services; advertising, commerce and other; and enterprise solutions revenues. Subscription services revenues are generated from customers subscribing to the Company's AOL service and, effective February 1, 1998, the CompuServe service. Advertising, commerce and other revenues are non-subscription based and are generated mainly from businesses marketing to the Company's base of subscribers and users across its multiple brands. Advertising, commerce and other revenues mainly consist of advertising and related revenues, fees associated with electronic commerce and the sale of merchandise. Enterprise solutions revenues consist principally of product licensing fees and fees from technical support, consulting and training services.

              Subscription Services Revenues

     Currently, the Company's Interactive Online Services business generates subscription services revenue primarily from subscribers paying a monthly membership fee. Prior to December 1, 1996, a significant portion of online service revenues were comprised of hourly charges based on usage in excess of the number of hours of usage provided as part of the monthly fee. With the introduction of flat-rate pricing, as described below, the portion of online service revenues which are generated from hourly charges has decreased substantially.

     Effective December 1, 1996, the Company began offering several pricing alternatives to the AOL service in the U.S. aimed at providing a variety of price points designed to appeal to a wide range of consumers. The Company's current pricing options are as follows:

      o A standard monthly membership fee of $21.95, with no additional hourly charges (the "Flat-Rate Plan"). Subscribers can also choose to prepay for one year in advance at the monthly rate of $19.95. The Company increased the price of its Flat-Rate Plan from $19.95 per month to $21.95 per month, and the effective monthly rate of the annual plan from $17.95 per month to $19.95 per month, effective at the start of each member's monthly billing cycle in April 1998. Those subscribers who were currently on the annual plan were not subject to an increase until their renewal date. These increases were implemented in order to fund the continued improvement of members' online experience and to keep pace with the cost to the Company of members' increased usage.

      o An alternative offering of three hours for $4.95 per month, with additional time priced at $2.50 per hour.

      o An alternative offering of $9.95 per month for unlimited use--for those subscribers who have an Internet connection other than through AOL and use this connection to access AOL services.

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

     Effective February 1, 1998, the Company offered the following price plans for the CompuServe service:

      o A standard monthly membership offering of five hours for $9.95 per month, with additional time priced at $2.95 per hour.
      o An alternative offering of $24.95 per month with no additional hourly charge.

    During fiscal 1999, the Company launched CompuServe 2000 which utilizes the same platform and infrastructure as the AOL service. This service offered the following price plans:

      o A standard monthly membership offering of 20 hours for $9.95 per month, with additional time priced at $2.95 per hour.
      o An alternative offering of $19.95 per month with no additional hourly charge.

     At June 30,  1999,  the Company had  approximately  17.6  million AOL brand
subscribers,   including   approximately  15.5  million  in  North  America  and
approximately 2.1 million in the rest of the world. Also at that date, the Company had approximately 2 million CompuServe brand subscribers, including approximately 1 million in North America and approximately 1 million in the rest of world. At June 30, 1998, the Company had approximately 12.5 million AOL brand subscribers, including approximately 11.2 million in North America and approximately 1.3 million in the rest of the world. Also at that date, the Company had approximately 2 million CompuServe brand subscribers, including approximately 1 million in North America and approximately 1 million in the rest of world.

      For fiscal 1999, subscription services revenues increased from $2,183 million to $3,321 million, or 52%, over fiscal 1998. This increase was comprised of an increase in AOL subscription services revenues of $1,020 million, as well as CompuServe subscription services revenues of $118 million, which began in February 1998. The increase in AOL subscription services revenues was primarily attributable to a 38% increase in the average number of AOL North American subscribers for fiscal 1999, compared to fiscal 1998, as well as a 8.2% increase in the average monthly subscription services revenue per AOL North American subscriber. The average monthly subscription services revenue per AOL North American subscriber increased from $17.95 in fiscal 1998 to $19.42 in fiscal 1999. This increase was principally attributable to the increase in the Flat-Rate Plan membership fee from $19.95 to $21.95, which became effective in April 1998.

      For fiscal 1998, subscription services revenues increased from $1,478 million to $2,183 million, or 48%, over fiscal 1997. This increase was comprised of an increase in AOL subscription services revenues of $637 million, as well as CompuServe subscription services revenues of $88 million, which began in February 1998, partially offset by a $20 million decrease in subscription services revenues from the Company's Internet service, Global Network Navigator ("GNN"), which was discontinued in fiscal 1997. The increase in AOL subscription services revenues was primarily attributable to a 39% increase in the average number of AOL North American subscribers for fiscal 1998, compared to fiscal 1997, as well as a 2.7% increase in the average monthly subscription services revenue per AOL North American subscriber. The average monthly subscription services revenue per AOL North American subscriber increased from $17.48 in fiscal 1997 to $17.95 in fiscal 1998. This increase was principally attributable to a reduction in the amount of refunds/credits issued to subscribers in fiscal 1998.

              Advertising, Commerce and Other Revenues

     An important component of the Company's business strategy in its Interactive Online Services business is an increasing reliance on advertising, commerce and other revenues. These revenues include advertising and electronic commerce fees, the sale of merchandise, as well as other revenues, which consist primarily of royalty fees and development revenues, as well as data network service revenues generated by ANS Communications, Inc. ("ANS") (through its sale in January 1998). The growth of advertising, commerce and other revenues is important to the Company's business objectives, as these revenues provide an important contribution to the Company's operating results. Advertising revenues are expected to grow in importance as the Company continues to leverage its large, active and growing user base. This user base not only includes the paying subscribers of the AOL and CompuServe services, it also includes users of the Company's other branded portals and services such as AOL MovieFone, Netcenter (with more than 17 million registered users), AOL.COM, ICQ (with almost 15 million active registered users) and Digital City. Affecting the growth in advertising, commerce and other revenues is the backlog balance as of June 30, 1999, 1998 and 1997 of $1,519 million, $511 million and $180 million, respectively. During fiscal 2000, approximately $680 million of revenue will be generated from the June 30, 1999 backlog.

      The following table summarizes the material components of advertising, commerce and other revenues for the years ended June 30, 1999, 1998 and 1997.


                                                                       Year ended June 30,
                                                         -----------------------------------------------
                                                               1999            1998            1997
                                                         --------------- --------------- ---------------
                                                                       (Dollars in millions)
Advertising and electronic commerce fees................ $  765   76.5%   $ 358   65.9%   $ 147   47.7%
Merchandise.............................................    134   13.4      103   19.0      109   35.4
Other...................................................    101   10.1       82   15.1       52   16.9
                                                         ------- ------- ------- ------- ------- -------
Total advertising, commerce and other revenues.......... $1,000  100.0%   $ 543  100.0%   $ 308  100.0%


     Advertising, commerce and other revenues increased by 84%, from $543 million in fiscal 1998 to $1,000 million in fiscal 1999. More advertising on the Company's AOL service and Netcenter portal, as well as an increase in electronic commerce fees drove the increase. Advertising and electronic commerce fees increased by 114%, from $358 million in fiscal 1998 to $765 million in fiscal 1999.

     Advertising, commerce and other revenues increased by 76%, from $308 million in fiscal 1997 to $543 million in fiscal 1998. More advertising on the Company's AOL service and Netcenter portal, as well as an increase in electronic commerce fees primarily drove the increase. Advertising and electronic commerce fees increased by 144%, from $147 million in fiscal 1997 to $358 million in fiscal 1998.

              Enterprise Solutions Revenues

     The Netscape Enterprise Solutions business generates revenues that consist principally of product licensing fees and fees from technical support, consulting and training services. The Netscape Enterprise Group focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services enable businesses and users to share information, manage networks and facilitate electronic commerce on the Internet. In November 1998, the Company entered into a strategic alliance with Sun Microsystems, Inc. ("Sun"), a leader in network computing products and services, to accelerate the growth of electronic commerce. The strategic alliance provides that, over a three year period, the Company will develop and market, together with Sun, client software and network application and server software for electronic commerce, extended communities and connectivity, including software based in part on the Netscape code base, on Sun code and technology and on certain America Online services features, to business enterprises.

      Enterprise solutions revenues increased by 25%, from $365 million in fiscal 1998 to $456 million in fiscal 1999. The increase was due to an increase in product sales related to server applications and consulting services coupled with the decline in revenues in fiscal 1998 due to offering the Netscape Communicator client software, including the Netscape Navigator browser for free starting in January 1998.

      Enterprise solutions revenues decreased by 11%, from $411 million in fiscal 1997 to $365 million in fiscal 1998. The decrease was due to offering the Netscape Communicator client software, including the Netscape Navigator browser for free starting in January 1998, offset by an 18% increase in product sales related to server applications and consulting services.

         Costs and Expenses

     The following table and discussion highlights the costs and expenses of the Company for the years ended June 30, 1999, 1998 and 1997.


                                                                       Year ended June 30,
                                                         -----------------------------------------------
                                                               1999            1998            1997
                                                         --------------- --------------- ---------------
                                                                       (Dollars in millions)

Total revenues.......................................... $4,777  100.0%  $3,091  100.0%  $2,197  100.0%

Costs and expenses:
Cost of revenues........................................ $2,657   55.6%  $1,811   58.6%  $1,162   52.9%
Sales and marketing
   Sales and marketing..................................    808   16.9      623   20.2      608   27.7
   Write-off of deferred subscriber acquisition costs...      -      -        -      -      385   17.5
Product development.....................................    286    6.0      239    7.7      195    8.9
General and administrative..............................    408    8.5      328   10.6      220   10.0
Amortization of goodwill and other intangible assets....     65    1.4       24    0.8        6    0.3
Acquired in-process research and development............      -      -       94    3.0        9    0.4
Merger, restructuring and contract termination charges..     95    2.0       75    2.4       73    3.3
Settlement charges......................................      -      -       17    0.5       24    1.1
                                                         ------- ------- ------- ------- ------- -------
Total costs and expenses................................ $4,319   90.4%  $3,211  103.8%  $2,682  122.1%


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

     Since the introduction of the Flat-Rate Plan for the AOL service in December 1996, the Company has experienced a significant increase in both: 1) subscriber usage, which is mainly due to the growth of the subscriber base, and
2) the average monthly usage per subscriber as subscribers spend more and more time online. These increases have the potential to increase network cost on both an absolute dollar basis, as well as a percentage of revenue basis. While the growth in subscriber usage and the related costs generally are consistent with the increases in subscription service revenues, the increase in usage and related costs per subscriber could impact operating margins. Average monthly subscriber usage in the first quarter of fiscal 1997, the last quarter before the introduction of flat-rate pricing, was approximately 7 hours. In fiscal 1998, average monthly subscriber usage ranged between 20 and 23 hours, and was approximately 22 hours in the fourth quarter of fiscal 1998. In fiscal 1999, average monthly subscriber usage ranged between 24 and 27 hours and was approximately 27 hours in the fourth quarter of fiscal 1999. The Company has, and plans to continue to minimize the impact of the aforementioned increases by increasing advertising, commerce and other revenues and by reducing network costs, on a relative basis (either on a per-hour basis or as a percentage of total revenues). An important factor in reducing network costs is the reduction of the costs of operating the Company's data network, on a per-hour basis, through volume discounts and more efficient utilization of AOLnet, the Company's TCP/IP network. The Company expects that the growth in advertising, commerce and other revenues, assuming such growth continues, will provide the Company with the opportunity and flexibility to fund the costs associated with the increased usage resulting from flat-rate pricing, as well as programs designed to grow the subscriber base and meet other business objectives.

     For fiscal 1999, cost of revenues increased from $1,811 million to $2,657 million, or 47%, over fiscal 1998, and decreased as a percentage of total revenues from 58.6% to 55.6%. The increase in cost of revenues in fiscal 1999 was primarily attributable to increases in data network costs, host computer and network equipment costs and personnel and related costs associated with operating the data centers, data network, providing customer support, consulting, technical support/training and billing. Data network costs increased primarily as a result of the larger member base and more usage per member. Host computer and network equipment costs, consisting of lease, depreciation and maintenance expenses, increased as a result of additional host computer and network equipment, necessitated by the larger member base and more usage by members. Personnel and related costs associated with operating the data centers, data network, providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, a larger member base and increased subscription services revenues. Personnel and related costs associated with consulting and technical support/training increased due to providing additional customer support and professional services. The decrease in cost of revenues as a percentage of total revenues was primarily attributable to growth of the higher margin advertising, commerce and other revenues, as well as a decrease in network-related costs as a percentage of subscription services revenue.

      For fiscal 1998, cost of revenues increased from $1,162 million to $1,811 million, or 56%, over fiscal 1997, and increased as a percentage of total revenues from 52.9% to 58.6%. The increase in cost of revenues in fiscal 1998 was primarily attributable to increases in data network costs, host computer and network equipment costs and personnel and related costs associated with operating the data centers, data network, providing customer support, consulting, technical support/training and billing. Data network costs increased primarily as a result of the larger member base and more usage per member. Host computer and network equipment costs, consisting of lease, depreciation and maintenance expenses, increased as a result of additional host computer and network equipment, necessitated by the larger member base and more usage by members. Personnel and related costs associated with operating the data centers, data network, providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, a larger member base and increased subscription services revenues. Personnel and related costs associated with consulting and technical support/training increased due to providing additional customer support and professional services. The increase in cost of revenues, as a percentage of total revenues, in fiscal 1998 was primarily attributable to an increase, as a percentage of total revenues, in host computer and network equipment costs coupled with the decrease in revenues related to the high margin Netscape Communicator client software (including the Netscape Navigator browser) partially offset by a decrease, as a percentage of total revenues, in royalties paid to information and service providers.

      Sales and Marketing

     Sales and marketing expenses include the costs to acquire and retain subscribers, the operating expenses associated with the sales and marketing organizations and other general marketing costs.

     Marketing expenses have declined as a percentage of revenues primarily as a result of the improved value proposition offered by flat-rate pricing, which has resulted in improved subscriber acquisition and retention rates, as compared to rates achieved prior to flat-rate pricing. The Company's marketing strategy is expected to continue to emphasize brand advertising across multiple brands as well as cost-effective bundling agreements, where the Company's products are widely distributed with new personal computers, the Windows operating system and other peripheral computer equipment and software. Additionally, the Company will continue to market its products via direct mail programs.

     For fiscal 1999, sales and marketing expenses increased from $623 million to $808 million, or 30%, over fiscal 1998, and decreased as a percentage of total revenues from 20.2% to 16.9%. The increase in sales and marketing expenses for fiscal 1999 was mainly attributable to an increase in direct subscriber acquisition costs, brand advertising across multiple brands and personnel costs associated with expanding the Netscape Enterprise business. The decrease as a percentage of total revenues was primarily a result of the substantial growth in revenues.

     For fiscal 1998, sales and marketing expenses increased from $608 million to $623 million, or 2%, over fiscal 1997, and decreased as a percentage of total revenues from 27.7% to 20.2%. The increase in sales and marketing expenses for fiscal 1998 was mainly attributable to an increase in Netcenter staffing and related sales commissions, partially offset by a decrease in subscriber acquisition costs. The decrease as a percentage of total revenues was mainly due to the decrease in subscriber acquisition costs.

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

     For fiscal 1998, sales and marketing expenses, before capitalization and amortization, decreased from $679 million to $623 million, or 8.2%, over fiscal 1997, and decreased as a percentage of total revenues from 30.9% to 20.2%. The decrease in sales and marketing expenses for fiscal 1998, before capitalization and amortization, was primarily attributable to a decrease in subscriber acquisition costs. The Company was able to decrease its subscriber acquisition costs primarily as a result of the improved value proposition offered by flat-rate pricing, which has resulted in improved acquisition and retention rates, as compared to rates achieved prior to flat-rate pricing.

              Product Development

     Product development costs consist of personnel and related costs for research and development efforts and other product development costs either prior to the development effort reaching technological feasibility or once the product has reached the maintenance phase of its life cycle.

     For fiscal 1999, product development costs increased from $239 million to $286 million, or 20%, over fiscal 1998, and decreased as a percentage of total revenues from 7.7% to 6.0%. The increase in product development costs was primarily due to an increase in the number of technical employees to support additional products across multiple brands. The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in revenues.

     For fiscal 1998, product development costs increased from $195 million to $239 million, or 23%, over fiscal 1997, and decreased as a percentage of total revenues from 8.9% to 7.7%. The increase in product development costs was primarily due to an increase in personnel costs resulting from the Company's acquisitions of Actra Business Systems LLC ("Actra"), KIVA Software Corporation ("KIVA") and the online service of CompuServe (see Note 8 of the Notes to Consolidated Financial Statements). The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in revenues.

              General and Administrative

     For fiscal 1999, general and administrative expenses increased from $328 million to $408 million, or 24%, over fiscal 1998, and decreased as a percentage of total revenues from 10.6% to 8.5%. The increase in general and administrative costs for fiscal 1999, was primarily attributable to higher personnel costs, including payroll taxes associated with employee stock option exercises. The decrease in general and administrative costs as a percentage of total revenues was primarily attributable to the substantial growth in revenues.

     For fiscal 1998, general and administrative expenses increased from $220 million to $328 million, or 49%, over fiscal 1997, and increased slightly as a percentage of total revenues from 10.0% to 10.6%. The increase in general and administrative costs for fiscal 1998, and such costs as a percentage of total revenues, was primarily attributable to higher personnel and related costs, which included compensatory stock options and other charges primarily related to the sale of ANS, as well as increases in professional fees, principally related to legal matters.

              Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets increased to $65 million in fiscal 1999 from $24 million in fiscal 1998 and $6 million in fiscal 1997. The increase in amortization expense over the three years is primarily attributable to goodwill associated with the acquisitions of Mirabilis, Ltd. ("Mirabilis") in June 1998, CompuServe in January 1998, DigitalStyle Corporation ("DigitalStyle") and Portola Communications, Inc. ("Portola") in June 1997, and Actra in December 1997, as well as purchases of various companies made by the Company in late fiscal 1997 and early fiscal 1998. The increase is partially offset by a decrease in goodwill amortization resulting from the disposition of ANS in January 1998 and the shutdown of GNN in the Company's fiscal 1997 restructuring.

              Acquired In-Process Research and Development

     The Company incurred a total of $94 million in acquired in-process research and development charges in fiscal 1998 related to the acquisitions of Mirabilis, Actra, Personal Library Software, Inc. ("PLS") and NetChannel, Inc. ("NetChannel").

     In June 1998, the Company acquired the assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis. The ICQ technology is an enabling technology for online communication. At the date of acquisition, Mirabilis reported 12 million registered trial users of which approximately half were active. The Company paid $287 million in cash and may pay up to $120 million in additional contingent purchase payments based on future performance levels. The Company's Consolidated Statements of Operations reflect a one-time write-off of the amount of purchase price allocated to in-process research and development of approximately $60 million.

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

     During fiscal 1999, the Company incurred approximately $5 million, related primarily to salaries, to develop the in-process technology into commercially viable products and the Company intends to incur approximately $9 million more over the next year. Remaining development efforts are focused on addressing security issues, architecture stability and electronic commerce capabilities, and completion of these projects will be necessary before revenues are produced. The Company expects to begin to benefit from the purchased in-process research and development by its fiscal year 2000. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

     The Company  acquired  Actra,  a developer  of  commerce  applications  for conducting business-to-business and business-to-consumer commerce on the Internet in December 1997, PLS, a developer of information indexing and search technologies in January 1998 and NetChannel, a Web-enhanced television company, in June 1998. These transactions were accounted for under the purchase method of accounting. In connection with the purchase of Actra, the Company recorded a charge for acquired in-process research and development of $14 million. In connection with the purchases of PLS and NetChannel, the Company recorded charges for acquired in-process research and development in fiscal 1998 of $10 million related to each acquisition.

     The Company incurred a total of $9 million ($5 million and $4 million, respectively) in acquired in-process research and development charges in fiscal 1997 related to the acquisitions of Portola and DigitalStyle in June 1997.

     The technology, market and development risk factors discussed above for the Mirabilis acquisition are also relevant and should be considered with regard to the acquisitions of Actra, PLS, NetChannel, Portola and DigitalStyle.

              Merger, Restructuring and Contract Termination Charges

     In fiscal 1999, the Company recognized charges that totaled $95 million related to restructurings and mergers.

      o In connection with the mergers of MovieFone, Inc., Spinner Networks Incorporated, NullSoft, Inc. and AtWeb, Inc., the Company recorded direct merger-related costs of $17 million.
      o In connection with plans announced and implemented in March 1999, the Company recorded a charge of $78 million for direct costs related to the merger with Netscape and the Company's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities as well as the merger with When, Inc.

     In fiscal 1998, the Company recognized net charges of $75 million related to restructurings and mergers.

      o In connection with a restructuring plan adopted in the third quarter of fiscal 1998, the Company recorded a $35 million restructuring charge associated with the restructuring of its AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees and the shutdown of certain subsidiaries and facilities.
      o At the end of the second and beginning of the third quarters of fiscal 1998, the Company recorded a $35 million restructuring charge related to the implementation of certain restructuring actions mainly related to the Enterprise Solution business. These actions were aimed at reducing its cost structure, improving its competitiveness and restoring sustainable profitability. The restructuring plan resulted from decreased demand for certain Enterprise products and the adoption of a new strategic direction. The restructuring included a reduction in the workforce (approximately 400 employees), the closure of certain facilities, the write-off of non-performing operating assets and third-party royalty payment obligations relating to canceled contracts.
      o In the fiscal year ended 1998, the Company recognized merger costs of $6 million related to the acquisition of Kiva Software Corporation consisting mainly of investment banking, legal and accounting services.
      o In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries. As of the first quarter of fiscal 1998, substantially all of the restructuring activities had been completed and the Company reversed $1 million of the original restructuring accrual in the first quarter of fiscal 1998.

     In fiscal 1997, the Company recognized net charges of $73 million related to restructurings and contract terminations.

      o In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries.

      o In the fourth quarter of fiscal 1997, the Company recorded a contract termination charge of $24 million, which consists of unconditional payments associated with terminating certain information provider contracts, which became uneconomic as a result of the Company's introduction of flat-rate pricing in December 1996.

     Refer to Notes 4 and 5 of the Notes to Consolidated Financial Statements for further information related to the restructurings, contract terminations and merger costs.

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

     In fiscal 1997, the Company recorded a settlement charge of $24 million in connection with a legal settlement reached with various State Attorneys General and a preliminary legal settlement reached with various class action plaintiffs, to resolve potential claims arising out of the Company's introduction of flat-rate pricing and its representation that it would provide unlimited access to subscribers. Pursuant to these settlements, the Company agreed to make payments to subscribers, according to their usage of the AOL service, who may have been injured by their reliance on the Company's claim of unlimited access. These payments do not represent refunds of online service revenues, but are rather the compromise and settlement of allegations that the Company's advertising of unlimited access under its flat-rate pricing plan violated consumer protection laws. In the second quarter of fiscal 1998, the Company revised its estimate of the total liability associated with these matters, and reversed $1 million of the original settlement accrual.

         Other Income, net

     Other income, net consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $638 million and $30 million in fiscal 1999 and fiscal 1998, respectively. The increase in other income in fiscal 1999 was primarily attributable to a net gain of approximately $567 million on the sale of Excite, Inc. investments. The additional increase is mainly due to an increase in net interest income and a reduction of non-operating losses related to various investments. The Company had other income of $30 million and $10 million in fiscal 1998 and fiscal 1997, respectively. The increase in other income in fiscal 1998 was primarily attributable to gains on the sale of certain available-for-sale securities and increases in net interest income partially offset by decreases in the allocation of losses to minority stockholders and increases in non-operating losses related to various investments.

         (Provision) Benefit for Income Taxes

     The (provision) benefit for income taxes was $(334), $16 and $(10) million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The substantial increase in the provision for income taxes in fiscal 1999 is a direct result of the Company's increase in pre-tax income. For additional information regarding income taxes, refer to Note 14 of the Notes to Consolidated Financial Statements.

Segment Results of Operations

     The Company operates its two major lines of businesses as Interactive Online Services and Enterprise Solutions. For further information regarding segments, refer to Note 9 of the Notes to Consolidated Financial Statements.

     A summary of the segment financial information is as follows:


                                                        Years ended June 30,
                                              ----------------------------------------
                                                  1999         1998          1997
                                              ------------  ------------  ------------
                                                       (Amounts in millions)
Revenues:
Interactive Online Services.................       $4,321       $2,726        $1,786
Enterprise Solutions........................          456          365           411
                                              ------------  ------------  ------------
    Total revenues..........................       $4,777       $3,091        $2,197

Income (loss) from operations:
Interactive Online Services (1).(2).........       $  955       $  412        $ (257)
Enterprise Solutions. (2)...................            6          (18)           98
General & Administrative....................         (408)        (328)         (220)
Other (3)...................................          (95)        (186)         (106)
                                              ------------  ------------  ------------
    Total income (loss) from operations.....       $  458       $ (120)       $ (485)


 (1)Loss from operations for the year ended June 1997 includes $385 million write-off of deferred subscriber acquisition costs.
 (2)In fiscal 1999, Enterprise Solutions and Interactive Online services include $5 million and $60 million, respectively, of goodwill and other intangible assets amortization.
 (3)Other consists of all special items; merger, restructuring, contract termination, acquired in-process research and development and settlement charges.

     For an overview of the segment revenues, refer to the consolidated results of operations discussion earlier in this section.

     Interactive Online Services income from operations increased from $128 million (excluding $385 million write-off of deferred subscriber acquisitions costs)in fiscal 1997 to $412 million in fiscal 1998 and $955 million in fiscal 1999. These increases are mainly the result of increases in subscription services and advertising, commerce and other revenues coupled with improved margins and a decrease in marketing expenses (as a percentage of revenues) resulting from the improved value proposition offered by flat-rate pricing.

      Enterprise Solutions income (loss) from operations decreased from $98 million in fiscal 1997 to a loss of $(18) million in fiscal 1998 and increased to income of $6 million in fiscal 1999. The decrease from fiscal 1997 to 1998 was mainly a result of offering the Netscape Communicator client software (including the Netscape Navigator browser) for free starting in January 1998. The increase from fiscal 1998 to 1999 was mainly attributable to the increase in revenues.

Liquidity and Capital Resources

     The Company is currently financing its operations primarily through cash generated from operations. During fiscal 1999, the Company generated more than $1 billion in cash from operations. In addition, the Company has generated cash from the sale of its capital stock, the sale of its convertible notes as well as the sale of marketable securities it held. The Company has financed its investments in telecommunications equipment principally through leasing. Net cash provided by operating activities was $1,099 million, $437 million and $131 million in fiscal 1999, 1998 and 1997, respectively, and increased primarily due to the Company's increase in net income. Net cash used in investing activities was $1,776 million, $531 million and $367 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. The increase in cash used in investing activities is mainly due to the Company's $1.5 billion investment in a General Motors equity security related to the strategic alliance the Company entered with Hughes Electronics Corporation ("Hughes"). For additional information regarding this investment, refer to Note 8 of the Notes to the Consolidated Financial Statements. The increase in cash used in investing activities was offset by net proceeds of approximately $600 million related to the sale of Excite, Inc. investments during fiscal 1999. Net cash provided by financing activities was $887 million, $580 million and $250 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively. Included in financing activities for the fiscal 1999, were $550 million in aggregate net proceeds from a public stock offering of its common stock.

     The Company uses its working capital to finance ongoing operations and to fund marketing and the development of its products and services. The Company plans to continue to invest in subscriber acquisition, retention and brand marketing to expand its subscriber base, as well as in network, computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products or businesses complementary to the Company's current business. The Company anticipates that cash on hand and cash provided by operating activities will be sufficient to fund its operations for the next twelve months. The
Company currently has approximately $450 million available under a shelf registration filed in June 1998. In May 1999, the Company filed a registration statement to raise an additional $4.5 billion by sale of the Company's debt securities, common stock, preferred stock depositary shares, warrants or stock purchase contracts to purchase common stock or preferred stock. The total offering price of these securities, in the aggregate, will not exceed $5 billion.

     At June 30, 1999, the Company had working capital of $254 million, compared to working capital of $108 million at June 30, 1998. In addition, the Company had investments including available-for-sale securities of $2,151 million and $531 million at June 30, 1999 and 1998, respectively. Current assets increased by $716 million, from $1,263 million at June 30, 1998 to $1,979 million at June 30, 1999, while current liabilities increased by $570 million, from $1,155 million to $1,725 million, over this same period. The increase in current assets was primarily attributable to an increase in cash and short-term investments resulting from cash generated by operations. The change in current liabilities was due to increases in other accrued expenses and liabilities, primarily related to an increase in accrued telecommunications costs, as well an increase in deferred revenues.

     During July 1998, the Company improved its cash and working capital balances as a result of a public offering of common stock. The Company sold 21,560,000 shares of common stock and raised a total of $550 million in new equity which was used to fund general corporate purposes. In November 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 76.63752 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $13.04844 per share), subject to adjustment in certain events. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes.

     In June 1998, the Company purchased Mirabilis for $287 million in cash (and contingent purchase price payments of up to $120 million) and NetChannel for $16 million in cash. For additional information regarding these acquisitions, see
Note 8 of the Notes to Consolidated Financial Statements.

     In January 1998, the Company consummated a Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and MCI WorldCom, Inc. ("WorldCom") pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for the online services business of CompuServe Corporation ("CompuServe"), which was acquired by WorldCom shortly before the consummation of the Purchase and Sale, and $147 million in cash (excluding $15 million in cash received as part of the CompuServe online services business and after purchase price adjustments made at closing). Immediately after the consummation of the Purchase and Sale, the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Each company invested an additional $25 million in cash in this joint venture. The Company generated $207 million in net cash as a result of the aforementioned transactions.

     The Company enters into multiple-year data communications agreements in order to support AOLnet. In connection with those agreements, the Company may commit to purchase certain minimum data communications services. Should the Company not require the delivery of such minimums, the Company's per hour data communications costs may increase. For additional information regarding the Company's commitments, see Note 11 of the Notes to Consolidated Financial Statements.

     In May 1996, the Company entered into a joint venture with Mitsui & Co., ("Mitsui") and Nihon Keizai Shimbun, Inc. ("Nikkei") to offer interactive online services in Japan. In connection with the agreement, the Company received approximately $28 million through the sale of convertible preferred stock to Mitsui. The preferred stock had an aggregate liquidation preference of approximately $28 million and accrued dividends at a rate of 4% per annum. Accrued dividends could be paid in the form of additional shares of preferred stock. During May 1998, the preferred stock, together with accrued but unpaid dividends, was converted into 1,568,000 shares of common stock based on the fair market value of common stock at the time of conversion.

     The Company leases the majority of its equipment under non-cancelable operating leases. It is building AOLnet, its data communications network, as well as expanding its data center capacity. The buildout of AOLnet and the expansion of data center capacity requires a substantial investment in telecommunications and server equipment. The Company plans to continue making significant investments in these areas. The Company is funding these investments, which are anticipated to total approximately $1 billion in fiscal 2000, through a combination of leases, debt financing and cash purchases.

Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

     The following table and discussion summarizes EBITDA for the years ended June 30, 1999, 1998 and 1997:

                                                Years ended June 30,
                                     ----------------------------------------
                                         1999         1998          1997
                                     ------------  ------------  ------------
                                                (Amounts in millions)

EBITDA...............................    $968         $302          $111

     The Company defines EBITDA as net income plus: (1) provision/(benefit) for income taxes, (2) interest expense, (3) depreciation and amortization and (4) special charges. For the fiscal years ended June 30, 1997, EBITDA does not add back the amortization of subscriber acquisition costs. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

     For fiscal 1999, EBITDA increased from $302 million to $968 million or 221% over fiscal 1998. For fiscal 1998, EBITDA increased from $111 million to $302 million or 172%. The increase from fiscal 1998 to 1999 is mainly due to the significant increase in income before taxes (excluding special charges) from $96 million in fiscal 1998 to $649 million in fiscal 1999, as well as an increase of approximately $100 million in depreciation and amortization. The increase from fiscal 1997 to 1998 is due to the increase in income before taxes (excluding special charges) from $16 million in fiscal 1997 to $96 million in fiscal 1998, as well as an increase of approximately $100 million in depreciation and amortization.

Seasonality

     The growth in subscriber acquisitions and usage in the Company's online services appears to be highest in the second and third fiscal quarters, when sales of new computers and computer software are highest due to the holiday season and following the holiday season, when new computer and software owners are discovering Internet online services while spending more time indoors due to winter weather. However, the Company does not definitively know whether such increases in subscriber acquisitions and usage are primarily attributable to seasonal factors or to increased demand for Internet online services as a result of the growing market demand and utility for such services.

     Since making advertising revenue a key component of the Company's strategy in its Interactive Online Services business, the Company has experienced difficulty in distinguishing seasonality in advertising sales from the overall market growth. Seasonal factors seem to be mitigated by advertisers' growing interest in the overall online medium, as well as gaining access to the Company's large and growing subscriber/user base across multiple branded distribution channels. When the online advertising industry matures and online advertising budgets experience normal growth, the Company expects to experience the effects of seasonality in securing advertising commitments.

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

     In 1997, the Company appointed a Year 2000 Task Force to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. This Task Force oversees testing and is continuing its assessment of the Company's company-wide compliance. The Company's system hardware components, client and host software, current versions of Netscape software products and corporate business and information systems are currently undergoing review and testing. To date, the Company has experienced few problems related to Year 2000 testing, and the problems that have been identified are in the process of being addressed.

     The Company intends to make Year 2000 compliant certain versions of the client software for the AOL service and the CompuServe service that are available on the Windows and Macintosh operating systems, as well as versions of Netscape software products that are currently shipped. While the majority of AOL and CompuServe members use proprietary client software that will be compliant, a third-party Internet browser utilized in most versions of the client software may not be Year 2000 compliant. A free patch or upgrade will be required for members using some versions of the client software or browser to achieve Year 2000 compliance. In the coming months, the Company will encourage members of its online services to upgrade their browser and/or their software to versions that are expected to be Year 2000 compliant, if they have not already done so. The Company will make available to members, and communicate that availability, free patches or upgrades that can be downloaded from the online services. The Company has not tested, and does not expect to certify as Year 2000 compliant, certain older versions of the AOL and CompuServe software. The Company has developed, and will be implementing over the remainder of the year, a communication program that informs members how to obtain the free patch or upgrade to a Year 2000 compliant version of the client software or browser.

     With respect to the Company's Netscape software business, testing continues on currently shipped products. The Company also will make available at no additional cost to customers any required patch to the versions of Netscape software products currently being shipped to customers and communicate their availability. In addition, the Company will be encouraging customers to upgrade to versions of the software that are expected to be Year 2000 compliant, if they have not already done so.

     In addition, the Company is continuing to gather information from its vendors, joint venture partners and content partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. The Company intends to continue its efforts to seek reassurances regarding the Year 2000 compliance of vendors, joint venture partners and content partners. In the event any third parties cannot timely provide the Company with content, products, services or systems that meet the Year 2000 requirements, the content on the Company's services, access to the Company's services, the ability to offer products and services and the ability to process sales could be materially adversely affected.

     The costs incurred through June 30, 1999 to address Year 2000 compliance were approximately $11 million. The Company currently estimates it will incur a total of approximately $20 million in costs to support its compliance initiatives. The Company cannot predict the outcome of its Year 2000 program, whether third party systems and component software are, or will be Year 2000 compliant, the costs required to address the Year 2000 issue, or whether a failure to achieve substantial Year 2000 compliance will have a material adverse effect on the Company's business, financial condition or results of operations. Failure to achieve Year 2000 compliance could result in some interruptions in the work of some employees, the inability of some members and customers to access the Company's online services and Web sites or errors and defects in the Netscape products. This, in turn, may result in the loss of subscription services revenue, advertising and commerce revenue or enterprise solution revenue, the inability to deliver minimum guaranteed levels of traffic, diversion of development resources, or increased service and warranty costs. Occurrence of any of these may also result in additional remedial costs and damage to reputation.

     The Company has developed a contingency plan to address possible Year 2000 risks to its systems. The plan identifies a hierarchy of critical functions, acceptable delay times, recovery strategies to return functions to operational status and defines the core team for managing this recovery process. The Company will continue to modify this plan to address systems of its recent acquisitions.

Inflation

     The Company believes that inflation has not had, and will not have in the future, a material effect on its results of operations.

Forward-Looking Statements

     This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: future operating results; subscriber growth and retention; advertising, commerce and other revenues; earnings growth and expectations; development and success of multiple brands; new products and services (such as AOL 5.0, and the "You've Got Pictures," "My Calendar," AOL Search and AOL Plus features); corporate spending; liquidity; network capacity; new access and distribution technologies; regulatory developments, including the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

     The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

          The risk that the Company and its data communications access providers will be unable to provide adequate server and network capacity. Risks associated with the fixed costs and minimum commitment nature of a substantial majority of the Company's network services, such that a significant decrease in demand for online services would not result in a corresponding decrease in network costs. Risks related to the build-out of AOLnet and the expansion of server and network capacity; the risk that demand will not develop for the capacity created; the risk that supply shortages for hardware and equipment and for local exchange carrier lines from local telephone companies could impede the provision of adequate network and system capacity; and the risk of the failure to obtain the necessary financing.

          Any damage or failure to the Company's computer equipment and the information stored in its data centers.

          Factors related to increased competition, including: price reductions and increased spending; inability to generate greater revenues and profits from advertising and electronic commerce; limitations on the Company's opportunities to enter into or renew agreements with content providers and distribution partners; limitations on the Company's ability to develop new products and services; limitations on the Company's ability to continue to grow or sustain its subscriber base; loss of the Company's market share in the enterprise software industry; and an adverse impact on gross and operating margins.

          The failure to increase  revenues at a rate  sufficient  to offset the
     increase  in  data   communications  and  equipment  costs  resulting  from
     increasing usage.

          The risk of loss of services of executive officers and other key employees.

          The risk that because of seasonal and other factors, the Company is unable to predict growth in sales, usage, subscriber acquisitions and advertising commitments.

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

          The Company's inability to offer its services through advanced distribution technologies such as cable and broadcast, and the resulting inability to offer advanced services such as voice and full motion video. The Company's inability to develop new technology or modify its existing technology to keep pace with technological advances and the pursuit of these technological advances requiring substantial expenditures.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to immaterial levels of market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company only enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. In June 1998, the Company initiated hedging activities to mitigate the impact on intercompany balances of changes in foreign exchange rates. The Company is using foreign currency forward exchange contracts as a vehicle for hedging these intercompany balances. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates and to make or receive an equivalent U.S. dollar payment equal to the value of such exchange. For these contracts that are designated and effective as hedges, realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured and terminated contracts) are included in other income and net discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are also accreted or amortized to other income, over the life of each contract, using the straight-line method. These gains and losses offset gains and losses on intercompany balances, which are also included in other income. The related amounts due to or from counterparties are included in other assets or other liabilities. In general, these foreign currency forward exchange contracts mature in three months or less. The estimated fair value of the contracts are immaterial due to their short-term nature.


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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The response to this item is incorporated by reference from the Sections titled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     The response to this item is incorporated by reference from the Section titled "Executive Compensation," but not from the Sections titled "Executive Compensation--Performance Graph" and "Executive Compensation--Report on Executive Compensation by the Compensation and Management Development Committee of the Board of Directors," in the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The response to this item is incorporated by reference from the Section titled "Share Ownership" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Consolidated Financial Statements

     The following consolidated financial statements of America Online, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:

Consolidated Balance Sheets as of June 30, 1999 and 1998.................... F-2
Consolidated Statements of Operations for the years
     ended June 30, 1999, 1998, and 1997.................................... F-3
Consolidated Statements of Changes in Stockholders'
     Equity for the years ended June 30, 1999, 1998, and 1997............... F-4
Consolidated Statements of Cash Flows for the years
     ended June 30, 1999, 1998, and 1997.................................... F-5
Notes to Consolidated Financial Statements.................................. F-6
Report of Management....................................................... F-25
Report of Independent Auditors............................................. F-26

     (a)(2) Financial Statement Schedules

     All financial statement schedules required by Item 14(a) (2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online, Inc. Common Stock as of August 30, 1999, subject to payment in advance of a fee of 25 cents per page to reimburse America Online, Inc. for reproduction costs.

EXHIBIT LIST

Exhibit
  No.                                               Description
------- ------------------------------------------------------------------------
2.1 Purchase and Sale Agreement dated as of September 7, 1997 by and among America Online, Inc., ANS Communications, Inc. and WorldCom, Inc. (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated September 19,1997, and incorporated herein by reference.)

2.2 Agreement of Purchase and Sale dated as of June 5, 1998 by and among America Online, Inc., AOL Acquisition Corp., R.G.A.O. Holdings Ltd., and Mirabilis, Ltd. and the Principal Stockholders (Confidential treatment has been requested with respect to certain portions of the Agreement). (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated June 11, 1998, and incorporated herein by reference.)

2.3 Agreement and Plan of Merger dated as of November 23, 1998 by and among America Online, Inc., Apollo Acquisition Corp. and Netscape Communications Corporation (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated November 23, 1998 and incorporated herein by reference.)

2.4 Agreement and Plan of Merger dated as of February 1, 1999 by and among America Online, Inc., MF Acquisition Corporation and MovieFone, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 1, 1999 and incorporated herein by reference.)

3.1      Restated Certificate of Incorporation of America Online, Inc. (Filed as
         Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.)

3.2 Amendment of Section A of Article 4 of the Restated Certificate of Incorporation of America Online, Inc. (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.)

3.3 Certificate of Designation, Preferences and Rights of Series A-1 Junior Participating Preferred Stock of America Online, Inc. (Filed as Exhibit
         3.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)

3.4 Certificate of Elimination of Series A Junior Participation Preferred Stock of America Online, Inc. (Filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)

3.5 Restated By-Laws of America Online, Inc. (Filed as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)

4.1 Article 4, Article 6 and Article 8 of the Restated Certificate of Incorporation (see Exhibits 3.1 and 3.2)

4.2 Indenture, dated as of November 17, 1997 between America Online, Inc., as issuer, and State Street Bank and Trust Company, as trustee. (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated December 2, 1997 and incorporated herein by reference.)

4.3 Registration Rights Agreement, dated as of November 17, 1997 between America Online, Inc. and Goldman, Sachs & Co., BT Alex. Brown Incorporated, Lehman Brothers Inc. and Cowen & Company. (Filed as
         Exhibit 4.2 to the Company's Current Report on Form 8-K, dated December 2, 1997 and incorporated herein by reference.)

4.4 Purchase Agreement dated November 12, 1997 between America Online, Inc. and Goldman, Sachs & Co., BT Alex. Brown Incorporated, Lehman Brothers Inc. and Cowen & Company. (Filed as Exhibit 4.3 to the Company's Current Report on Form 8-K, dated December 2, 1997 and incorporated herein by reference.)

4.5 Rights Agreement dated as of May 12, 1998, between America Online, Inc. and BankBoston, N.A., as Rights Agent. (Filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.)

10.1     The Company's Employee Stock Purchase Plan, as amended.*

10.2 The Company's 1992 Employee, Director and Consultant Stock Option Plan, as amended.*

10.3     The Company's Incentive Stock Option Plan, 1987 Restatement.  (Filed as
         Exhibit 10.25 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)

10.4 The Company's 1987 Stock Incentive Plan. (Filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)

10.5     Amendment No. 1 to the Company's 1987 Stock Incentive  Plan.  (Filed as
         Exhibit 10.27 to the Company's Registration Statement on Form S-1, Registration Statement No. 33-45585, as filed on February 6, 1992 and incorporated herein by reference.)

10.6 Employment Agreement and related agreements entered into with Robert W. Pittman. (Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.)

10.7 Employment Agreement and related agreements entered into with George Vradenburg, III. (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)

10.8 Employment Agreement and related agreements entered into with J. Michael Kelly. *

10.9 Restricted Stock Agreement between America Online, Inc. and J. Michael Kelly (Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration Statement No. 33-60623, as filed on August 4, 1998 and incorporated herein by reference.)

10.10 Strategic Development and Marketing Agreement made and entered into on November 23, 1998, by and between America Online, Inc. and Sun Microsystems, Inc. (Confidential treatment granted) (Filed as Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1998 and incorporated herein by reference.)

10.11 Sun Microsystems, Inc. Service Provider Agreement effective November 1, 1998 (Confidential treatment granted)(Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1998 and incorporated herein by reference.)

21.1     List of Subsidiaries *

23.1     Consent of Ernst & Young LLP *

24.1     Powers of Attorney *

* Filed with this report

     (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended June 30, 1999:

Item #                                      Description            Filing Date
---------    -------------------------------------------------------------------
5, 7         A report dated April 21, 1999 filing a newsletter    April 21, 1999
             and historical unaudited supplemental financial statements concerning certain one-time items

2, 7 An amendment to a prior report dated March 17, 1999 April 21, 1999 to file the financial statements of the Company, due to the acquisition of Netscape Communications
             Corporation

2, 5, 7      A report dated May 21, 1999 regarding the              May 27, 1999
             acquisition of MovieFone, Inc. by the Company and litigation filed against the Company

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 1999.

                           AMERICA ONLINE, INC.
                           By:   /s/ J. MICHAEL KELLY
                                 J. Michael Kelly,
                                 Senior Vice President, Chief Financial Officer and Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 13th day of August, 1999.

       Signature                               Title                   Date
           *                           Chairman of the  Board,   August 13, 1999
-------------------------------------  Chief Executive Officer
    Stephen M. Case                    (principal executive
                                       officer)

           *                           President, Chief          August 13, 1999
-------------------------------------  Operating Officer
   Robert W. Pittman                   and Director

 /s/ J. Michael Kelly                  Senior Vice President,    August 13, 1999
-------------------------------------  Chief Financial Officer
   J. Michael Kelly                    and Assistant Secretary
                                       (principal financial officer)

           *                           Vice President,           August 13, 1999
-------------------------------------  Controller, Chief
  James F. MacGuidwin                  Accounting & Budget Officer
                                       (principal accounting officer)

           *                           Director                  August 13, 1999
-------------------------------------
   Daniel F. Akerson

           *                           Director                  August 13, 1999
-------------------------------------
  James L. Barksdale

           *                           Director                  August 13, 1999
-------------------------------------
   Frank J. Caufield

           *                           Director                  August 13, 1999
-------------------------------------
Alexander M. Haig, Jr.

           *                           Director                  August 13, 1999
-------------------------------------
   William N. Melton

           *                           Director                  August 13, 1999
-------------------------------------
   Thomas Middelhoff

           *                           Director                  August 13, 1999
-------------------------------------
    Colin L. Powell

           *                           Director                  August 13, 1999
-------------------------------------
  Franklin D. Raines

*By:/s/ J. MICHAEL KELLY
        J. Michael Kelly, as Attorney-in-
     Fact for each of the persons indicated

                              AMERICA ONLINE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets as of June 30, 1999 and 1998.................... F-2
Consolidated Statements of Operations for the years ended
     June 30, 1999, 1998 and 1997........................................... F-3
Consolidated Statements of Changes in Stockholders' Equity
      for the years ended June 30, 1999, 1998 and 1997...................... F-4
Consolidated Statements of Cash Flows for the years ended
     June 30, 1999, 1998 and 1997........................................... F-5
Notes to Consolidated Financial Statements.................................. F-6
Report of Management....................................................... F-25
Report of Independent Auditors............................................. F-26


                              AMERICA ONLINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,
                                                                                          -----------------
                                                                                           1999     1998
                                                                                          -------- --------
                                                                                            (Amounts in
                                                                                         millions, except
                                              ASSETS                                        share data)
Current assets:
Cash and cash equivalents...........................................................       $  887   $  677
Short-term investments..............................................................          537      146
Trade accounts receivable, less allowances of $54 and $34,
  respectively......................................................................          323      192
Other receivables...................................................................           79       93
Prepaid expenses and other current assets...........................................          153      155
                                                                                          -------- --------
Total current assets................................................................        1,979    1,263

Property and equipment at cost, net.................................................          657      503

Other assets:
Investments including available-for-sale securities.................................        2,151      531
Product development costs, net......................................................          100       88
Goodwill and other intangible assets, net...........................................          454      472
Other assets........................................................................            7       17
                                                                                          -------- --------
                                                                                           $5,348   $2,874
                                                                                          ======== ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable..............................................................       $   74   $  120
Other accrued expenses and liabilities..............................................          795      461
Deferred revenue....................................................................          646      420
Accrued personnel costs.............................................................          134       78
Deferred network services credit....................................................           76       76
                                                                                          -------- --------
Total current liabilities...........................................................        1,725    1,155

Long-term liabilities:
Notes payable.......................................................................          348      372
Deferred revenue....................................................................           30       71
Other liabilities...................................................................           15        7
Deferred network services credit....................................................          197      273
                                                                                          -------- --------
Total liabilities...................................................................        2,315    1,878

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued
  and outstanding at June 30, 1999 and 1998, respectively...........................            -        -
Common stock, $.01 par value; 1,800,000,000 shares authorized, 1,100,893,933 and
  973,150,052 shares issued and outstanding at June 30, 1999 and 1998, respectively.           11       10
Additional paid-in capital..........................................................        2,703    1,431
Accumulated comprehensive income - unrealized gain on
  available-for-sale securities, net................................................          168      145
Retained earnings (accumulated deficit).............................................          151     (590)
                                                                                          -------- --------
Total stockholders' equity..........................................................        3,033      996
                                                                                          -------- --------
                                                                                           $5,348   $2,874
                                                                                          ======== ========

                             See accompanying notes.


                              AMERICA ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year ended June 30,
                                                                              ------------------------
                                                                                1999    1998     1997
                                                                              ------- -------- -------
                                                                                (Amounts in millions,
                                                                                except per share data)
Revenues:
Subscription services...................................                      $3,321   $2,183  $1,478
Advertising, commerce and other.........................                       1,000      543     308
Enterprise solutions....................................                         456      365     411
                                                                              ------- -------- -------
Total revenues..........................................                       4,777    3,091   2,197

Costs and expenses:
Cost of revenues........................................                       2,657    1,811   1,162
Sales and marketing
   Sales and marketing..................................                         808      623     608
   Write-off of deferred subscriber acquisition costs...                           -        -     385
Product development.....................................                         286      239     195
General and administrative..............................                         408      328     220
Amortization of goodwill and other intangible assets....                          65       24       6
Acquired in-process research and development............                           -       94       9
Merger, restructuring and contract termination charges..                          95       75      73
Settlement charges......................................                           -       17      24
                                                                              ------- -------- -------
Total costs and expenses................................                       4,319    3,211   2,682

Income (loss) from operations...........................                         458     (120)   (485)
Other income, net.......................................                         638       30      10
                                                                              ------- -------- -------
Income (loss) before provision for income taxes.........                       1,096      (90)   (475)
(Provision) benefit for income taxes....................                        (334)      16     (10)
                                                                              ------- -------- -------
Net income (loss).......................................                      $  762    $ (74) $ (485)
                                                                              ======= ======== =======

Earnings (loss) per share:
Earnings (loss) per share-diluted.......................                      $ 0.60   $(0.08) $(0.58)
Earnings (loss) per share-basic.........................                      $ 0.73   $(0.08) $(0.58)
Weighted average shares outstanding-diluted.............                       1,277      925     838
Weighted average shares outstanding-basic...............                       1,041      925     838


                             See accompanying notes.


                              AMERICA ONLINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                               Preferred Stock       Common Stock        Additional       Accumulated
                                               ---------------     ----------------       Paid-in        Comprehensive
                                                Shares  Amount     Shares      Amount     Capital         Income, Net
                                               -------- ------    -------      ------    ---------       -------------
                                                                          (Amounts in millions, except share data)

Balances at June 30, 1996...................    1,000     $-      820,733,466     $8       $724               $2
Common stock issued:
  Exercise of options and ESPP..............        -      -       58,329,319      1         93                -
  Business acquisitions.....................        -      -        6,195,803      -         82                -
  Sale of stock, net........................        -      -        2,781,000      -        157                -
Amortization of compensatory stock options          -      -                -      -          2                -
Unrealized gain on
   available-for-sale securities, net.......        -      -                -      -         11               17
Tax benefit related to stock options........        -      -                -      -         25                -
Net loss....................................        -      -                -      -          -                -
                                               -------  ------   --------------- -----  ---------   ---------------
Balances at June 30, 1997...................    1,000      -      888,039,588      9      1,094               19
Effect of pooling restatement...............        -      -        1,380,428      -          8                -
Common stock issued:
  Exercise of options and ESPP..............        -      -       75,321,563      1        132                -
  Business acquisitions.....................        -      -        3,030,449      -         80                -
  Sale of stock, net........................        -      -        3,810,024      -          8                -
Amortization  of compensatory
  stock options.............................        -      -                -      -         33                -
Unrealized gain on
  available-for-sale securities, net........        -      -                -      -         78              126
Conversion of preferred stock
  to common stock...........................   (1,000)     -        1,568,000      -          -                -
Tax expense related to stock options........        -      -                -      -         (2)               -
Net loss....................................        -      -                -      -          -                -
                                               ------    ------  --------------- ------ ----------  ------------------
Balances at June 30, 1998...................        -      -      973,150,052     10      1,431              145
Effect of pooling restatement...............        -      -        4,298,203      -         32                -
Common  stock issued:
  Exercise of options, warrant and ESPP.....        -      -       92,737,858      1        266                -
  Sale of stock, net........................        -      -       23,900,109      -        569                -
Amortization  of compensatory
  stock options.............................        -      -                -      -         20                -
Unrealized gain on
  available-for-sale securities, net........        -      -                -      -         13               23
Conversion of debt..........................        -      -        6,807,711      -         88                -
Tax benefit related to stock options........        -      -                -      -        284                -
Net income..................................        -      -                -      -          -                -
                                               -------- ------  ---------------  ------ ----------  ------------------
Balances at June 30, 1999...................       -      $-    1,100,893,933    $11     $2,703             $168
                                               ======== ======  ===============  ====== ==========  ==================



                                                                                Comprehensive
                                                        Retained                 Income (Loss)
                                                        Earnings                   For The
                                                      (Accumulated               Years Ended
                                                         Deficit)       Total      June 30,
                                                       ------------     ------   -----------


Balances at June 30, 1996...................               $(27)         $707
Common stock issued:
  Exercise of options and ESPP..............                  -            94
  Business acquisitions.....................                  -            82
  Sale of stock, net........................                  -           157
Amortization of compensatory stock options                    -             2
Unrealized gain on
   available-for-sale securities, net.......                  -            28           17
Tax benefit related to stock options........                  -            25
Net loss....................................               (485)         (485)        (485)
                                                       ----------      ------      ----------
Balances at June 30, 1997...................               (512)          610        $(468)
Effect of pooling restatement...............                 (4)            4      ==========
Common stock issued:
  Exercise of options and ESPP..............                  -           133
  Business acquisitions.....................                  -            80
  Sale of stock, net........................                  -             8
Amortization  of compensatory
  stock options.............................                  -            33
Unrealized gain on
  available-for-sale securities, net........                  -           204          126
Conversion of preferred stock
  to common stock...........................                  -             -
Tax expense related to stock options........                  -            (2)
Net loss....................................                (74)          (74)         (74)
                                                       -----------     ------      ----------
Balances at June 30, 1998...................               (590)          996        $  52
Effect of pooling restatement...............                (21)           11      ==========
Common  stock issued:
  Exercise of options, warrant and ESPP.....                  -           261
  Sale of stock, net........................                  -           575
Amortization  of compensatory
  stock options.............................                  -            20
Unrealized gain on
  available-for-sale securities, net........                  -            36           23
Conversion of debt..........................                  -            88
Tax benefit related to stock options........                  -           284
Net income..................................                762           762          762
                                                       -----------     ------      ----------
Balances at June 30, 1999...................             $  151        $3,033       $  785
                                                       ===========     ======      ==========

                             See accompanying notes.



                              AMERICA ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended June 30,
                                                                                         ---------------------
                                                                                          1999   1998    1997
                                                                                         ------ ------- ------
                                                                                         (Amounts in millions)
Cash flows from operating activities:
Net income (loss)......................................................................  $ 762   $ (74) $(485)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of deferred subscriber acquisition costs.....................................      -       -    385
Non-cash restructuring charges.........................................................      7      32     22
Depreciation and amortization..........................................................    298     191     93
Amortization of deferred network services credit.......................................    (76)    (32)     -
Charge for acquired in-process research and development................................      -      94      9
Compensatory stock options.............................................................     20      33      2
Deferred income taxes..................................................................    334     (18)    (1)
Gain on sale of investments............................................................   (564)    (28)     -
Amortization of subscriber acquisition costs...........................................      -       -     59
Changes in assets and liabilities, net of the effects of acquisitions and dispositions:
  Trade accounts receivable............................................................   (123)     78   (122)
  Other receivables....................................................................     12     (67)     2
  Prepaid expenses and other current assets............................................    (63)     28    (50)
  Deferred subscriber acquisition costs................................................      -       -   (130)
  Other assets.........................................................................      4      (5)   (15)
  Investments including available-for-sale securities..................................    (16)    (40)   (30)
  Accrued expenses and other current liabilities.......................................    319     141    130
  Deferred revenue and other liabilities...............................................    185     104    262
                                                                                         ------ ------- ------
Total adjustments......................................................................    337     511    616
                                                                                         ------ ------- ------
Net cash provided by operating activities..............................................  1,099     437     131

Cash flows from investing activities:
Purchase of property and equipment.....................................................   (301)   (384)  (230)
Product development costs..............................................................    (49)    (51)   (57)
Proceeds from sale of investments......................................................    769      87     26
Purchase of investments, including available-for-sale securities....................... (2,289)   (166)  (208)
Maturity of investments................................................................    133     103     83
Net (payments) proceeds for acquisitions/dispositions of subsidiaries..................     30     (98)    30
Other investing activities.............................................................    (69)    (22)   (11)
                                                                                         ------ ------- ------
Net cash used in investing activities.................................................. (1,776)   (531)  (367)

Cash flows from financing activities:
Proceeds from issuance of common and preferred stock, net..............................    836     141    251
Proceeds from sale and leaseback of property and equipment.............................      8      70     20
Principal and accrued interest payments on line of credit and debt.....................    (22)     (2)   (22)
Proceeds from line of credit and issuance of debt......................................     65     371      1
                                                                                         ------ ------- ------
Net cash provided by financing activities..............................................    887     580    250
                                                                                         ------ ------- ------
Net increase in cash and cash equivalents..............................................    210     486     14
Cash and cash equivalents at beginning of year.........................................    677     191    177
                                                                                         ------ ------- ------
Cash and cash equivalents at end of year...............................................  $ 887   $ 677  $ 191
                                                                                         ====== ======= ======
Supplemental cash flow information
Cash paid during the year for:
Interest...............................................................................  $  17   $  10  $   2


                             See accompanying notes.

                              AMERICA ONLINE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

     America Online, Inc. (the "Company") was incorporated in the state of Delaware in May 1985. The Company, based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies and electronic commerce services. America Online, Inc. operates: two worldwide Internet services, the AOL service, with more than 17 million members, and the CompuServe service, with approximately 2 million members; several leading Internet brands including ICQ, AOl Instant Messenger and Digital City, Inc.; the Netscape Netcenter, and AOL.COM Internet portals; the Netscape Communicator client software, including the Netscape Navigator browser; AOL MovieFone, the nation's number one movie listing guide and ticketing service; and Spinner Networks Incorporated and Nullsoft, Inc., leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc., the Company also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

Note 2. Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Business Combinations. Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition. Amounts allocated to acquired in-process research and development are expensed in the period of acquisition (see Note 8).

     Other business combinations have been accounted for under the pooling-of-interests method of accounting. In such cases, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger unless the effect of the business combination is not material to the financial statements of the Company (see Note 8).

     Revenue Recognition. Subscription services revenues are recognized over the period that services are provided. Other revenues, which consist principally of electronic commerce and advertising revenues, enterprise solutions sales which include software licenses and services, as well as data network service revenues, are recognized as the services are performed or when the goods are delivered. Deferred revenue consists primarily of prepaid electronic commerce and advertising fees and monthly and annual prepaid subscription fees billed in advance.

     Beginning in fiscal 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4. The effect of adoption did not have a material impact on the Company's results of operations. The Company recognizes the revenue allocable to software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence.

     Property and Equipment. Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

           Computer equipment and internal software..   2 to 5 years
           Buildings and related improvements........ 15 to 40 years
           Leasehold improvements....................  4 to 10 years
           Furniture and fixtures....................        5 years

     Effective July 1, 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. The adoption of this pronouncement did not have a material effect on the Company's financial results.

     Subscriber Acquisition Costs and Advertising. The Company accounts for subscriber acquisition costs pursuant to Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). As a result of the Company's change in accounting estimate (see Note 3), effective October 1, 1996, the Company began expensing all costs of advertising as incurred. Included in sales and marketing expense is both brand and acquisition advertising across the Company's multiple brands and was $599 million, $476 million and $453 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

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

     Product Development Costs. The Company's subscription service is comprised of various features which contribute to the overall functionality of the service. The overall functionality of the service is delivered primarily through the Company's four products (the AOL service and the CompuServe service for Windows and Macintosh). The Company capitalizes costs incurred for the production of computer software used in the sale of its services. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established ("beta"). Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available. To the extent the Company retains the rights to software development funded by third parties, such costs are capitalized in accordance with the Company's normal accounting policies. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated online service and relevant other revenues and, when necessary, makes an appropriate adjustment to net realizable value.

     Capitalized product development costs consist of the following:

                                      Year ended
                                       June 30,
                                      -----------
         (in millions)                1999  1998
                                      ----- -----
         Balance, beginning of year.. $ 88   $73
         Costs capitalized...........   45    51
         Costs amortized.............  (33)  (36)
                                      ----- -----
         Balance, end of year........ $100   $88
                                      ===== =====


     The accumulated amortization of product development costs related to the production of computer software totaled $106 million and $72 million at June 30, 1999 and 1998, respectively.

     Based on the Company's product development process related to the Netscape Enterprise group, costs incurred between completion of the working model and the point at which the product is ready for general release have been insignificant and have not been capitalized.

     Included in product development costs are research and development costs totaling $179 million, $182 million and $139 million, and other product development costs totaling $107 million, $57 million and $56 million in the years ended June 30, 1999, 1998 and 1997, respectively.

     Foreign Currency Translation and Hedging of Intercompany Balances. Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations. In June 1998, the Company initiated hedging activities to mitigate the impact on intercompany balances of changes in foreign exchange rates. In general, these foreign currency forward exchange contracts mature in three months or less. The estimated fair value of the contracts is immaterial due to their short-term nature.

     Investments. The Company has various investments, including foreign and domestic joint ventures, that are accounted for under the equity method of accounting. All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. To date, the Company's basis and current commitments in its investments accounted for under the equity method of accounting have been minimal. As a result, these investments have not significantly impacted the Company's results of operations or its financial position.

     All other investments, for which the Company does not have the ability to exercise significant influence or for which there is not a readily determinable market value, are accounted for under the cost method of accounting. Dividends and other distributions of earnings from investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of June 30, 1999 and 1998, such investments were recorded at the lower of cost or estimated net realizable value.

     Goodwill and Other Intangible Assets. Goodwill and other intangible assets relate to purchase transactions and are amortized on a straight-line basis over periods ranging from 2-10 years. As of June 30, 1999 and 1998, accumulated amortization was $89 million and $24 million, respectively. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

     Cash, Cash Equivalents and Short-term Investments. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments of $537 million and $146 million as of the fiscal years ended June 30, 1999 and 1998, respectively, are carried at cost which approximates fair market value and mature within one year.

     Trade Accounts Receivables. The carrying amount of the Company's trade accounts receivables approximate fair value. The Company recorded provisions of $33 and $25 million and write-offs of $13 and $14 million during the fiscal years ended June 30, 1999 and 1998, respectively.

     Investments Including Available-For-Sale Securities. The Company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

     As of June 30, 1999, the Company had available-for-sale equity investments in public companies with a fair market value of $1,956 million and a cost basis of $1,686 million. The unrealized gain of $168 million, net of tax, has been recorded as a separate component of stockholders' equity. Included in the $1,956 million is an investment of $1.5 billion in a General Motors equity security related to the strategic alliance the Company entered with Hughes Electronics Corporation ("Hughes"). For additional information regarding this investment, refer to Note 8. During fiscal 1999, the Company sold investments in Excite, Inc. for a net gain of approximately $567 million.

     As of June 30, 1998, the Company had available-for-sale equity investments in public companies with a fair market value of $286 million and a cost basis of $52 million. The unrealized gain of $145 million, net of tax, has been recorded as a separate component of stockholders' equity. Included in the $286 million is an investment in Excite, Inc. of $250 million.

     As of June 30, 1999, the Company had approximately $12 million of debt securities (included in investments including available-for-sale securities) with maturity dates in fiscal years 2002 and 2004. As of June 30, 1998, the Company had approximately $47 million of debt securities (included in investments including available-for-sale securities) with similar maturity periods. The cost of these debt securities approximated fair market value.

     In January 1997, the Securities and Exchange Commission issued new rules requiring disclosure of the Company's accounting policies for derivatives and market risk disclosure. The Company does not have any material derivative financial instruments as of June 30, 1999, and believes that the interest rate risk associated with its borrowings and market risk associated with its available-for-sale securities are not material to the results of operations of the Company. The available-for-sale securities subject the Company's financial position to market rate risk. The Company sells products to customers in diversified industries, primarily in the Americas, which includes Canada and Latin America, Europe and the Asia Pacific region. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on product sales. The Company maintains reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

     Financial Instruments. The carrying amounts for the Company's cash and cash equivalents, other receivables, other assets, trade accounts payable, accrued expenses and liabilities and other liabilities approximate fair value. The fair market value for notes payable (see Note 12) and investments including available-for-sale securities is based on quoted market prices where available.

     Barter Transactions. The Company barters advertising for products and services. Such transactions are recorded at the estimated fair value of the products or services received or given. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Barter transactions are immaterial to the Company's statement of operations for all periods presented.

     Net Income  (Loss) per Common  Share.  The  Company  calculates  net income
(loss) per share as required by SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of stock options, warrants and convertible securities (see Note 7).

     Stock-Based Compensation. During 1997, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (see Note 16).

     Reclassification. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Recent Pronouncements. The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

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

Note 3. Change in Accounting Estimate

     As a result of a change in accounting estimate, the Company recorded a charge of $385 million ($0.46 per share), as of September 30, 1996, representing the balance of deferred subscriber acquisition costs as of that date. The Company previously had deferred the cost of certain marketing activities, to comply with the criteria of Statement of Position 93-7, "Reporting on Advertising Costs", and then amortized those costs over a period determined by calculating the ratio of current revenues related to direct response advertising versus the total expected revenues related to this advertising, or twenty-four months, whichever was shorter. For further information on subscriber acquisition costs, refer to Note 2. The Company's changing business model, which includes flat-rate pricing for its online service, increasingly is expected to reduce its reliance on online service subscriber revenues for the generation of revenues and profits. This changing business model, coupled with a lack of historical experience with flat-rate pricing, created uncertainties regarding the level of expected future economic benefits from online service subscriber revenues. As a result, the Company believed it no longer had an adequate accounting basis to support recognizing deferred subscriber acquisition costs as an asset.

Note 4. Merger/Restructuring Charges

     During the quarter ended June 1999, the Company recorded a charge of approximately $15 million of direct costs primarily related to the mergers of MovieFone, Inc. ("MovieFone"), Spinner Networks, Incorporated ("Spinner") and NullSoft, Inc. ("NullSoft"). These charges primarily consisted of investment banker fees, severance and other personnel costs, fees for legal and accounting services, and other expenses directly related to the transaction.

     During the quarter ended March 1999, the Company recorded a charge of approximately $78 million of direct costs primarily related to the mergers of Netscape and When, Inc. and the Company's reorganization plans to integrate
Netscape's operations and build on the strengths of the Netscape brand and capabilities. This charge primarily consists of investment banker fees, severance and other personnel costs (related to the elimination of approximately 850 positions), fees for legal and accounting services, and other expenses directly related to the transaction.

     During the quarter ended December 1998, the Company recognized approximately $2 million in merger related costs in connection with the merger of AtWeb, Inc. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs and other related charges in connection with the transaction.

     The following table summarizes the activity in the 1999 accruals during the period ended June 30, 1999. The balance of the restructuring accrual at June 30, 1999 is included in other accrued expenses and liabilities on the consolidated balance sheet and is anticipated to be paid within 12 months.

(in millions)

                                  Restructuring/                       Balance
                                     Merger       Non Cash             June 30,
                                    Charges        Items     Payments    1999
                                  -------------   --------   --------   --------
Banking, legal, regulatory
  and accounting fees...........       $49           $  -       $(45)     $ 4
Severance and related costs.....        27              -        (16)      11
Facilities shutdown costs.......         9              -         (1)       8
Miscellaneous expenses..........        10             (7)        (6)      (3)
                                  -------------   --------   --------   --------
Total...........................       $95           $ (7)      $(68)     $20
                                  =============   ========   ========   ========

     In connection with a restructuring plan adopted in the third quarter of fiscal 1998, the Company recorded a $35 million restructuring charge associated with the restructuring of its former AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees and the shutdown of certain subsidiaries and facilities.

     During fiscal 1998, the Company recorded a $35 million restructuring charge associated with actions aimed at reducing its cost structure, improving its competitiveness and restoring sustainable profitability mainly related to the Netscape Enterprise group. The restructuring plan resulted from decreased demand for certain Netscape products and the adoption of a new strategic direction. The restructuring included a reduction in the workforce (approximately 400 employees), the closure of certain facilities, the write-off of non-performing operating assets, and third-party royalty payment obligations relating to canceled contracts.

     As of June 30, 1999, all of the restructuring activities related to fiscal 1998 has been completed.

     In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries. As of September 30, 1997, all of the restructuring activities had been completed and, as a result, the Company reversed $1 million of the original restructuring accrual.

Note 5. Contract Termination Charge

     In fiscal 1997, the Company recorded a contract termination charge of $24 million, which consisted of unconditional payments associated with terminating certain information provider contracts, which became uneconomic as a result of the Company's introduction of flat-rate pricing in December 1996. Subsequent to the contract terminations, the Company entered into new agreements with these information providers.

Note 6. Settlement Charges

     In fiscal 1998, the Company recorded a net settlement charge of $18 million in connection with the settlement of the Orman v. America Online, Inc., class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia alleging violations of federal securities laws between August 1995 and October 1996. As of June 30, 1999, the Company has paid out approximately $35 million and has a receivable of $17 million related to the estimated insurance receipts in other receivables.

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

Note 7. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended June 30, 1999, 1998 and 1997:


(in millions except for per share data)                                           1999     1998     1997
                                                                                -------- -------- --------
Basic earnings per share:
Net income (loss) available to common shareholders..............................$   762  $   (74) $  (485)
                                                                                -------- -------- --------
Weighted average shares outstanding.............................................  1,041      925      838

Basic earnings (loss) per share.................................................$  0.73  $ (0.08) $ (0.58)
                                                                                ======== ======== ========


Diluted earnings per share:
Net income (loss) available to common shareholders..............................$   762  $   (74) $  (485)
Interest on convertible debt, net of tax........................................     10        -        -
                                                                                -------- -------- --------
Adjusted net income (loss) available to common shareholders
   assuming conversion..........................................................$   772  $   (74) $  (485)
                                                                                -------- -------- --------
Weighted average shares outstanding.............................................  1,041      925      838
Effect of dilutive securities:
   Employee stock options.......................................................    191        -        -
   Warrants.....................................................................     20        -        -
   Convertible debt.............................................................     25        -        -
                                                                                -------- -------- --------
Adjusted weighted average shares and assumed conversions........................  1,277      925      838
                                                                                ======== ======== ========
Diluted earnings (loss) per share...............................................$  0.60  $ (0.08) $ (0.58)
                                                                                ======== ======== ========

Note 8. Business Developments

Purchase Transactions

   Acquisition of Mirabilis, Ltd.

     In June 1998, the Company purchased the assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis, Ltd. ("Mirabilis") for $287 million in cash. Mirabilis was a development stage enterprise that had generated no revenues. In addition, contingent purchase payments, based on future performance levels, of up to $120 million may be made over three years beginning in the Company's fiscal year 2001. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities were recorded based upon their fair values at the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: goodwill and strategic value, existing technology, base of trial users, ICQ tradename and brand and acquired in-process research and development.

     In connection with the acquisition of Mirabilis, the Company recorded approximately $228 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over periods of five to ten years.

Acquisition of CompuServe Online Services Business

     In January 1998, the Company consummated a Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and MCI WorldCom, Inc. ("WorldCom") pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for the online services business of CompuServe Corporation ("CompuServe"), which was acquired by WorldCom shortly before the consummation of the Purchase and Sale, and $147 million in cash (excluding $15 million in cash received as part of the CompuServe online services business and after purchase price adjustments made at closing). The transaction was accounted for under the purchase method of accounting and, accordingly, the assets and liabilities were recorded based upon their fair values at the date of acquisition. As a result of these transactions, the excess of the cash and the fair value of the CompuServe business received over the book value of ANS amounted to $381 million. This balance is classified as current and long-term deferred network services credit and is being amortized on a straight-line basis over a five-year term (equal to the term of a network services agreement entered into with WorldCom) as a reduction of network services expense within cost of revenues.

     In connection with the acquisition of CompuServe, the Company recorded approximately $127 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over periods of three to seven years.

     Immediately after the consummation of the Purchase and Sale, the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Both the Company and Bertelsmann AG invested an additional $25 million in cash in this joint venture. The Company accounts for this transaction under the equity method of accounting in accordance with the terms of the securities issued in the joint venture.

Other Purchase Transactions

     In fiscal 1998, the Company acquired Personal Library Software, Inc. ("PLS"), a developer of information indexing and search technologies, NetChannel, Inc. ("NetChannel"), a Web-enhanced television company and the remaining equity interests of Actra Business Systems LLC ("Actra"), a designer of Internet commerce applications. The Company purchased all of the outstanding capital stock of each of the corporations and the limited liability company and assumed all of their outstanding stock options in exchange for an aggregate of approximately 3.3 million shares of the Company's common stock and options, approximately $16 million in cash payments, the assumption of approximately $21 million in liabilities and $2 million in transition costs. The total purchase price for these transactions was approximately $114 million.

     In  fiscal  1997,  the  Company  acquired  Portola   Communications,   Inc.
("Portola"), a builder of high-performance messaging systems, DigitalStyle Corporation ("DigitalStyle"), a developer of Web graphics tools and Java-based animation and the ImagiNation Network, Inc. ("INN"), an interactive games company. The Company purchased all of the outstanding capital stock of each of the corporations and assumed all of their outstanding stock options in exchange for an aggregate of approximately 4.7 million shares of the Company's common stock and options and approximately $3 million in transition costs. The purchase price for the acquisitions was approximately $76 million.

     In connection with the above mentioned purchase transactions, the Company recorded charges for acquired in-process research and development ("IPR&D") of approximately $94 million in the fiscal year ended June 30, 1998 and approximately $9 million in the fiscal year ended June 30, 1997. Any related purchased IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The remaining identified intangibles, including goodwill that may result from any future contingent purchase payments, will be amortized on a straight-line basis over lives ranging from 5 to 10 years.

     The following unaudited pro forma information has been prepared assuming that the sale of ANS and the acquisitions of Portola, DigitalStyle, Actra, CompuServe and Mirabilis had taken place at the beginning of the respective periods presented. The amount of the aggregate purchase price allocated to acquired IPR&D for each applicable acquisition has been excluded from the pro forma information, as it is a non-recurring item. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. The pro forma effect of the PLS, NetChannel and INN transactions are immaterial for all periods presented and therefore are not included in the pro forma information.

                                                      Pro Forma
                                                    For the year
                                                   ended June 30,
                                                   ---------------

              (in millions, except per share data)       1998
                                                   ---------------
                                                     (unaudited)
              Revenue.............................     $3,229
              Loss from operations................       $(57)
              Net Loss............................       $(11)
              Loss per share-diluted..............     $(0.01)
              Loss per share-basic................     $(0.01)

Pooling Transactions

     In March 1999, the Company completed its merger with Netscape Communications Corporation ("Netscape"), in which Netscape became a wholly owned subsidiary of the Company. The Company exchanged approximately 95 million shares of common stock for all the outstanding common shares of Netscape. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Netscape for all periods presented. During the quarter ended March 31, 1999, the Company incurred approximately $25 million in transition and retention costs, which was charged to operations as incurred. For the years ended June 30, 1999 (through the date of the merger), 1998 and 1997, Netscape's revenues were approximately $461 million, $452 million and $461 million, respectively. For the years ended June 30, 1999 (through the date of the merger), 1998 and 1997, Netscape's net income (loss) was approximately $(77) million, $(159) million and $14 million, respectively. See Note 4 for additional information.

     During fiscal 1999, the Company completed mergers with Nullsoft, Inc. ("Nullsoft") and Spinner Networks, Incorporated ("Spinner"), companies that provide Internet music, When, Inc. ("When.com"), a company that provides a personalized event directory and calendar services, AtWeb, Inc. ("AtWeb") and PersonaLogic, Inc. ("PersonaLogic"). The Company exchanged approximately 8.2 million shares of common stock for all the outstanding capital stock of these companies. These mergers were accounted for under the pooling-of-interests method of accounting. As the combined results of these companies is material to the Company's net income (loss) for the fiscal year ended June 30, 1998, the accompanying financial statements have been restated to include the operations of these companies for all periods presented. For the year ended June 30, 1999, these companies had revenues of approximately $2 million through the date of the merger and all prior years were immaterial. For the years ended June 30, 1999 (through the dates of the mergers), 1998 and 1997, the net loss for these companies was approximately $18 million, $8 million and $3 million, respectively. See Note 4 for additional information.

     In May 1999, the Company completed its merger with MovieFone, Inc., ("MovieFone"). The Company exchanged approximately 4.3 million shares of common stock for all the outstanding common and preferred shares of MovieFone. As MovieFone's historical results of operations were not material in relation to those of AOL, the financial information prior to the quarter ended June 30, 1999 has not been restated to reflect the merger. See Note 4 for additional information.

     In December 1997, the Company completed its merger with KIVA Software Corporation ("KIVA"). The Company exchanged approximately 5.4 million shares of common stock for all of the outstanding capital stock and options of KIVA, a privately held company. The merger was treated as a pooling-of-interests for accounting purposes, and accordingly the historical financial statements of the Company have been restated as if the merger occurred at the beginning of the earliest period presented. In connection with the business combination, the Company incurred direct transaction costs of approximately $6 million, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the business combination. For the years ended June 30, 1998 (through the date of the merger) and 1997, KIVA's revenues were approximately $4 million and $1 million, respectively. For the years ended June 30, 1998 (through the date of the merger) and 1997, KIVA's net loss was approximately $3 million and $5 million, respectively.

   Other Business Developments

     In June 1999, the Company announced a strategic alliance with Hughes Electronics Corporation ("Hughes") to develop and market uniquely integrated digital entertainment and Internet services nationwide. This new alliance builds on the Company's "AOL Anywhere" strategy, as well as providing another means of higher speed access to its subscribers. The Companies will launch an extensive cross-marketing initiative to package and extend the reach of both AOL TV and DirecTV. Under the agreement, the Company made a $1.5 billion strategic investment in a General Motors preference stock, which carries a 6-1/4% coupon rate and has a mandatory conversion into General Motors Class H common stock
(GMH) in three years.

     In November 1998, the Company announced a strategic alliance with Sun Microsystems, Inc. ("Sun") to jointly develop a comprehensive suite of easy-to-deploy, end-to-end solutions to help companies and Internet service providers rapidly enter the electronic commerce market and scale their electronic commerce operations. Sun will become a lead systems and service provider to the Company and the Company is committed to purchase systems and services worth approximately $400 million at list price from Sun through 2002 for its electronic commerce partners and its own use. The Company will receive more than $350 million in licensing, marketing and advertising fees from Sun, plus significant minimum revenue commitments of $975 million, over the next three years.

Note 9. Segment Information

      Effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance.

     The Company currently has two major lines of businesses organized into four product groups who all share the same infrastructure.

     The Interactive Online Services business is comprised of the Interactive Services group, the Interactive Properties group and the AOL International group. The Interactive Services group operates the Company's interactive products: the AOL and CompuServe services and their related brand and product extensions; Netscape Netcenter; and the Netscape Communicator client software, including the Netscape Navigator browser. The new product group has responsibility for broadband development and AOL devices like AOL TV, and is charged with rapidly delivering high-quality, world-class products, features and functionality across all branded services and properties. The Interactive Properties Group oversees ICQ, Digital City, MovieFone, Direct Marketing Services (DMS), Spinner and Nullsoft, developer of the Winamp and SHOUTcast brands. This group is responsible for building new revenue streams by seeking out opportunities to build or acquire branded properties that operate across multiple services or platforms. The AOL International Group oversees the AOL and CompuServe services outside of the U.S. The AOL International Group operates the AOL and CompuServe brands in Europe with its joint venture partner Bertelsmann AG; AOL Canada, a wholly-owned subsidiary of America Online, Inc.; AOL Japan, with its joint venture partners Mitsui and Nikkei; and AOL in Australia with Bertelsmann. America Online plans to launch services in Hong Kong with China Internet Corporation and in Latin America with the Cisneros Group.

      The Enterprise Solutions business is comprised of the Netscape Enterprise Group. This segment focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services historically have enabled businesses and users to share information, manage networks and facilitate electronic commerce.

     In November 1998, America Online entered into a strategic alliance with Sun Microsystems, Inc., a leader in network computing products and services, to accelerate the growth of electronic commerce. The strategic alliance provides that, over a three year period, the Company will develop and market, together with Sun, client software and network application and server software for electronic commerce, extended communities and connectivity, including software based in part on the Netscape code base, on Sun code and technology and on certain America Online services features, to business enterprises. In combination with dedicated resources from Sun, the Netscape Enterprise Group delivers easy-to-deploy, end-to-end solutions to help business partners and other companies put their businesses online.

      While there are no intersegment revenues between the two reportable segments, shared support service functions such as human resources, facilities management and other infrastructure support groups are allocated based on usage or headcount, where practical, to the two operating segments. Charges that cannot be allocated are reported as general & administrative costs and are not allocated to the segments. Special charges determined to be significant are reported separately in the Consolidated Statement of Operations and are not assigned or allocated to the segments. All other accounting policies, as described previously in Note 2 "Summary of Significant Accounting Policies," are applied consistently to the segments, where applicable.

      A summary of the segment financial information is as follows:


                              Years ended June 30,
                                              ----------------------------------------
                                                  1999         1998          1997
                                              ------------  ------------  ------------
                              (Amounts in millions)
Revenues:
Interactive Online Services.................       $4,321       $2,726        $1,786
Enterprise Solutions........................          456          365           411
                                              ------------  ------------  ------------
    Total revenues..........................       $4,777       $3,091        $2,197

Income (loss) from operations:
Interactive Online Services (1).(2).........       $  955       $  412        $ (257)
Enterprise Solutions. (2)...................            6          (18)           98
General & Administrative....................         (408)        (328)         (220)
Other (3)...................................          (95)        (186)         (106)
                                              ------------  ------------  ------------
    Total income (loss) from operations.....       $  458       $ (120)       $ (485)

 1. Loss from operations for the year ended June 1997 includes $385 million write-off of deferred subscriber acquisition costs.
 2. In fiscal 1999, Enterprise Solutions and Interactive Online Services include $5 million and $60 million, respectively, of goodwill and other intangible assets amortization.
 3. Other consists of all special items: merger, restructuring, contract termination, acquired in-process research and development and settlement charges.

     The Company does not have any material revenues and/or assets outside the United States and no single customer accounts for more than 10% or greater of total revenues.

Note 10. Property and Equipment

     Property and equipment consist of the following:

                                                                    June 30,
                                                                   ---------
                  (in millions)                                    1999 1998
                                                                   ---- ----
                  Land............................................ $ 31 $ 24
                  Buildings, equipment and related improvements...  191   98
                  Leasehold and network improvements..............  189  149
                  Furniture and fixtures..........................   73   42
                  Computer equipment and internal software........  494  341
                  Construction in progress........................   15   36
                                                                   ---- ----
                                                                    993  690
                  Less accumulated depreciation and amortization..  336  186
                  Less restructuring-related adjustments..........    -    1
                                                                   ---- ----
                  Net property and equipment...................... $657 $503
                                                                   ==== ====

     The Company's depreciation and amortization expense for the years ended June 30, 1999, 1998 and 1997 totaled $159 million, $110 million and $46 million, respectively.

Note 11. Commitments and Contingencies

     The Company leases facilities and equipment primarily under several long-term operating leases, certain of which have renewal options. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

                  (in millions)
                  Year ending June 30,
                  -------------------- -----
                  2000................  $262
                  2001................   186
                  2002................   129
                  2003................    76
                  2004................    33
                  Thereafter..........   123
                                       -----
                                        $809
                                       =====

     The Company's rental expense under operating leases in the years ended June 30, 1999, 1998 and 1997 totaled approximately $294 million, $261 million and $154 million, respectively.

     The Company has guaranteed monthly usage levels of data and voice communications with some of its network providers and commitments related to the construction of additional office buildings. The remaining commitments are $1,270 million, $1,216 million, $1,212 million and $186 million for the years ending June 30, 2000, 2001, 2002 and 2003, respectively. The related expense for the years ended June 30, 1999, 1998 and 1997, was $1,397 million, $958 million and $405 million, respectively.

     As of June 30, 1999, the Company has guaranteed approximately $17 million in indebtedness of one of its joint ventures. The Company has not had to make any payments related to this guarantee during the year ended June 30, 1999.

     The Company is a party to various litigation matters, investigations and proceedings, including a shareholder derivative suit filed in Delaware chancery court against certain current and former directors of the Company alleging violations of federal securities laws. The Company has settled the shareholder derivative suit and obtained the approval of the Delaware chancery court on terms that will not have a material adverse effect on the financial condition or results of operations of the Company.

     The Department of Labor ("DOL") is investigating the applicability of the Fair Labor Standards Act ("FLSA") to the Company's Community Leader program. The Company believes the Community Leader program reflects industry practices, that the Community Leaders are volunteers, not employees, and that the Company's actions comply with the law. The Company is cooperating with the DOL, but is unable to predict the outcome of the DOL's investigation. Former volunteers have sued the Company on behalf of an alleged class consisting of current and former volunteers, alleging violations of the FLSA and comparable state statutes. The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims or whether other former or current volunteers will file additional actions.

     The costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in those matters (including those matters described above) and developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, could have a material adverse effect on the Company's business, financial condition and operating results. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position and results of operations.

Note 12. Notes Payable

     During June 1999, the Company borrowed approximately $65 million in the form of two mortgages on its office buildings and land located in Dulles, Virginia. The notes are collateralized by the buildings and land and carry interest rates of 7.7% and 6.75%. The notes amortize over 25 years and are payable in full at the end of 10 years. As of June 30, 1999, the principal amount outstanding on these mortgages is $65 million.

     During September 1997, the Company borrowed approximately $29 million in a refinancing of one of its office buildings. The note is collateralized by the Company's office building and carries interest at a fixed rate of 7.46%. The note amortizes on a straight-line basis over a term of 25 years and if not paid in full at the end of 10 years, the interest rate, from that point forward, is subject to adjustment. As of June 30, 1999 and 1998, the principal amount outstanding on this note was $28 million.

     On November 17, 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 76.63752 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $13.04844 per share), subject to adjustment in certain events and at the holders option. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes. During fiscal 1999, approximately 6.8 million shares of common stock were issued related to conversions. At June 30, 1999, the fair value of the Notes exceeded the carrying value by nearly $2 billion as estimated by using quoted market prices. As of June 30, 1999 and 1998, the principal amount, net of unamortized discount, was $256 million and $345 million, respectively.

     Notes payable at June 30, 1997, totaled $52 million and mainly consisted of a two-year senior secured revolving credit facility ("Credit Facility"). The Company had the Credit Facility available to support its continuing growth and network expansion. The interest rate on the Credit Facility was 100 basis points above the London Interbank Offered Rate and interest was paid periodically, but at least quarterly. The Credit Facility was subject to certain financial covenants and is payable in full at the end of the two year term, on July 1, 1999. As of June 30, 1999 and 1998, there were no outstanding amounts on the Credit Facility and the Credit Facility was terminated June 30, 1999.

Note 13. Other Income, Net

     The following table summarizes the components of other income:

                               Year ended June 30,
                                                         -----------------
         (in millions)                                   1999  1998  1997
                                                         ----- ----- -----
         Interest income................................ $102   $37   $16
         Interest expense...............................  (20)  (15)   (2)
         Allocation of losses to minority shareholders..    -     6    15
         Equity investment losses.......................   (4)  (10)  (10)
         Gain (loss) on investments.....................  558    17    (9)
         Other income (expense).........................    2    (5)    -
                                                         ----- ----- -----
                                                         $638   $30   $10
                                                         ===== ===== =====

Note 14. Income Taxes

     The (provision) benefit for income taxes is comprised of:


                                                                                    Year Ended June 30,
                                                                                    --------------------
         (in millions)                                                               1999   1998   1997
                                                                                    ------ ------ ------
         Current - primarily foreign............................................... $  (2)  $ (2)  $ (2)
         Deferred - primarily US federal and state.................................   (48)    18     (8)
         Deferred tax charge attributable to the Company's stock option plans......  (284)     -      -
                                                                                    ====== ====== ======
         Provision for income taxes................................................ $(334)  $ 16   $(10)
                                                                                    ====== ====== ======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                                                                                Year Ended June 30,
                                                                                ------------------
         (in millions)                                                          1999   1998   1997
                                                                                ----- ------- ----
         Income tax (provision) benefit at the federal statutory rate of 35%.. $(384)  $ 31   $167
         State income (tax) benefit, net of federal benefit...................   (23)    (6)    14
         Nondeductible charge for purchased research and development..........     -    (28)    (3)
         Nondeductible charge for merger related expenses ....................   (21)     -      -
         Valuation allowance changes affecting the provision for income taxes.   113     32   (181)
         Other................................................................   (19)   (13)    (7)
                                                                                ----- ------- ----
                                                                               $(334)  $ 16   $(10)
                                                                                ===== ======= ====

     As of June 30, 1999, the Company has net operating loss carryforwards of approximately $7 billion for tax purposes which will be available to offset future taxable income. If not used, these carryforwards will expire between 2001 and 2019. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                    June 30,
                                                           --------------
         (in millions)                                       1999   1998
                                                           ------- ------
         Short term:
         Short term deferred tax assets:
         Deferred revenue................................  $   21  $  30
         Accrued expenses and other......................      34     19
         Restructure reserve.............................       -     32
         Valuation allowance.............................     (52)   (38)
                                                           ------- ------
         Total...........................................  $    3    $43
                                                           ======= ======
         Long term:
         Long term deferred tax liabilities:
         Capitalized software costs......................  $  (46) $ (33)
         Unrealized gain on available-for-sale securities    (103)   (89)
         Unremitted earnings of foreign subsidiaries ....      (6)     -
                                                           ------- ------
         Total...........................................    (155)  (122)

         Long term deferred tax assets:
         Net operating loss carryforwards................   2,670    412
         Deferred network services credit................     101    131
         Other...........................................      95      8
         Valuation allowance.............................  (2,714)  (426)
                                                           ------- ------
         Total...........................................     152    125
                                                           ------- ------
         Net long term deferred asset (liability)........  $   (3) $   3
                                                           ======= ======

     The valuation allowance for deferred tax assets increased by $2,302 million in fiscal 1999. The increase in this allowance was primarily due to the benefit generated from the current year exercise of stock options and warrants of $2,609 million and certain deferred tax assets associated with acquisitions of $95 million which will result in future tax deductions. The benefit from the fiscal 1999 exercise of options and warrants will be recorded to stockholders' equity as it is realized. This increase was partially offset by (1) the utilization of $284 million of benefits generated from prior years' exercises of stock options to reduce fiscal 1999 income taxes payable and (2) the utilization of net operating losses relating to book taxable income of approximately $171 million resulting in valuation allowance changes affecting the provision for income taxes.

     The Company has net operating loss carryforwards for tax purposes ("NOLs") and other deferred tax benefits that are available to offset future taxable income. Only a portion of the NOLs are attributable to operating activities. The remainder of the NOLs are attributable to tax deductions related to the exercise of stock options.

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

     The Company changed its accounting for income taxes to recognize the tax benefits from current and prior years' stock option deductions after utilization of NOLs from operations (i.e., NOLs determined without deductions for exercised stock options) to reduce income tax expense. Because stock option deductions would have been utilized for financial accounting purposes in prior years under both accounting methods due to the absence of NOLs from operations, this accounting change had no effect on 1997 and prior years' tax provisions or additional paid-in capital. The effect of this change was to increase net income and diluted earnings per share for the year ended June 30, 1998 by $73 million and $0.08, respectively.

     The Company's deferred tax asset related to operations and exercised stock options amounted to:

                                            June 30,
                                         --------------
     (in millions)                        1999    1998
                                         ------  ------
     Operations.....                     $  141  $  252
     Stock options..                     $2,626  $  383

     When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations will be recognized as a reduction of income tax expense. The benefit related to the deductible temporary differences attributable to stock option deductions will be credited to additional paid-in capital when realized.

Note 15. Capital Accounts

     Common Stock. At June 30, 1999 and 1998, the Company's $.01 par value common stock authorized was 1,800,000,000 shares with 1,100,893,933 and 973,150,052 shares issued and outstanding, respectively. At June 30, 1999, 237,009,873 shares were reserved for the exercise of issued and unissued common stock options, and convertible debt, and 10,074,160 shares were reserved for issuance in connection with the Company's Employee Stock Purchase Plans.

     During July 1998, the Company completed a public offering of common stock. The Company sold approximately 21.6 shares of common stock and raised a total of $550 million in new equity. The Company used the proceeds for general operating purposes. In addition, the Company sold approximately 3.8 million and 2.3 million shares in fiscal 1998 and 1999, respectively, and had net proceeds of approximately $8 million and $19 million in the same time periods.

     Preferred Stock. In February 1992, the Company's stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 5,000,000 shares of preferred stock, $.01 par value, with rights and preferences to be determined by the Board of Directors.

     During May 1996, the Company sold 1,000 shares of Series B convertible preferred stock ("the Preferred Stock") for approximately $28 million. The Preferred Stock had an aggregate liquidation preference of approximately $28 million and accrued dividends at a rate of 4% per annum. Accrued dividends could be paid in the form of additional shares of Preferred Stock. During May 1998, the Preferred Stock, plus accrued but unpaid dividends, automatically converted into 1,568,000 shares of common stock based on the fair market value of common stock at the time of conversion.

     Warrant. In connection with an agreement with one of the Company's communications providers, the Company had an outstanding warrant, that was exercised during March 1999. The warrant, subject to certain performance standards specified in the agreement, allowed the Company's communication provider to purchase 28,800,000 shares of common stock at a price of $0.4922 per share.

     Shareholder Rights Plan. The Company adopted a new shareholder rights plan on May 12, 1998 (the "New Plan"). The New Plan was implemented by declaring a dividend, distributable to stockholders of record on June 1, 1998, of one preferred share purchase right (a "Right") for each outstanding share of common stock. All rights granted under the Company's former shareholder rights plan adopted in fiscal 1993 were redeemed in conjunction with the implementation of the New Plan and the former plan was terminated. Each Right under the New Plan will initially entitle registered holders of the common stock to purchase one one-thousandth of a share of the Company's new Series A-1 Junior Participating Preferred Stock ("Series A-1 Preferred Stock") at a purchase price of $900 per one one-thousandth of a share of Series A-1 Preferred Stock, subject to adjustment. The Rights will be exercisable only if a person or group (i) acquires 15% or more of the common stock or (ii) announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. Once exercisable, and in some circumstances if certain additional conditions are met, the New Plan allows stockholders (other than the acquirer) to purchase common stock or securities of the acquirer having a then current market value of two times the exercise price of the Right. The Rights are redeemable for $.001 per Right (subject to adjustment) at the option of the Board of Directors. Until a Right is exercised, the holder of the Right, as such, has no rights as a stockholder of the Company. The Rights will expire on May 12, 2008 unless redeemed by the Company prior to that date.

     Stock Splits. In November 1994, April 1995, November 1995, March 1998, November 1998 and February 1999, the Company effected two-for-one splits of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock splits.

Note 16. Stock Plans

     Options to purchase the Company's common stock under various stock option plans have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods ranging from one to four years and expire ten years from the date of grant. In certain of these plans, the Company has repurchase rights upon the individual cessation of employment. Generally, these rights lapse over a 48-month period. In fiscal years 1998 and 1997, the Board of Directors authorized approximately 11 million options to be repriced. The vesting schedules were not materially changed and no employees owning 3% or more of the Company's common stock nor any senior executives participated in the repricing.

     The effect of applying SFAS No. 123 on 1999, 1998 and 1997 pro forma net loss as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in 1999, 1998 and 1997 would have been approximately $504 million, $(132) million and $(625) million, or $0.39 per share, $(0.14) per share and $(0.75) per share, respectively, on a diluted basis. The fair value of the options granted during 1999, 1998 and 1997 are estimated at $22.93 per share, $5.28 per share and $1.13 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 65%, a risk-free interest rate of 5.40% for 1999, 5.51% for 1998 and 5.69% for 1997, and an expected life of 0.45 years from date of vesting. A summary of stock option activity is as follows:

                                   Number         Weighted-
                                     of       average exercise
                                   shares           price
                                ------------- ----------------
     Balance at June 30, 1996..  260,774,430            $ 1.68
     Granted...................   52,198,406            $ 3.90
     Exercised.................  (55,724,857)           $ 1.26
     Forfeited.................  (25,013,143)           $ 2.93
                                ------------- ----------------
     Balance at June 30, 1997..  232,234,836            $ 2.14
     Granted...................   81,370,433            $12.37
     Exercised.................  (73,707,980)           $ 1.51
     Forfeited.................  (17,534,536)           $ 4.92
                                ------------- ----------------
     Balance at June 30, 1998..  222,362,753            $ 5.88
     Granted...................   54,765,388            $50.55
     Exercised.................  (61,202,205)           $ 3.38
     Forfeited.................  (16,356,677)           $19.89
                                ------------- ----------------
     Balance at June 30, 1999..  199,569,259            $17.75
                                ============= ================



                                   Options outstanding              Options exercisable
                         --------------------------------------- ------------------------
                                          Weighted-
                                           average     Weighted-                Weighted-
                             Number       remaining     average      Number      average
            Range         outstanding    contractual    exercise exercisable as  exercise
      of exercise price  as of 6/30/99 life (in years)   price     of 6/30/99     price
     ------------------- ------------- --------------- --------- -------------- ---------
     $0.01 to $1.70.....    34,328,228             5.0     $0.90     33,372,307     $0.91
     $1.72 to $3.39.....    40,668,741             6.6     $2.81     26,246,169     $2.57
     $3.46 to $8.06.....    37,213,772             7.7     $6.83     11,431,800     $6.08
     $8.44 to $21.93....    35,015,933             8.4    $14.83      6,761,363    $15.42
     $21.94 to $45.49...    36,813,111             9.2    $24.74      2,187,441    $26.44
     $45.69 to $90.13...     4,147,119             9.6    $77.82        319,231    $74.06
     $90.88 to $128.32..     7,503,079             9.8   $112.03         11,919   $108.15
     $129.07 to $167.50.     3,879,276             9.8   $141.76        193,115   $141.07
     ------------------- ------------- --------------- --------- -------------- ---------
     $0.01 to $167.50...   199,569,259             7.6    $17.75     80,523,345     $4.74
                         ============= =============== ========= ============== =========

     Employee Stock Purchase Plan In May 1992, the Company's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan ("the ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Stock and Option Subcommittee of the Compensation and Management Development Committee of the Board of Directors administer the ESPP. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 14,400,000. A total of approximately 6 million shares of common stock have been issued under the ESPP.

     In June 1995, the Company adopted a non-compensatory Employee Stock Purchase Plan ("the Netscape ESPP") under Section 423 of the Internal Revenue Code and a total of 3,150,000 shares of common stock may be issued pursuant to options under the Netscape ESPP. The Company's Board of Directors in 1998 amended the Netscape ESPP to increase the maximum percentage of payroll deductions which any participant may contribute from his or her eligible compensation to 15%; amended the Netscape ESPP from a two-year rolling offering period to a six-month fixed offering period effective with the offering period beginning March 1999; amended the limit to the number of shares any employee may purchase in any purchase period to a maximum of 1,800 shares; and changed the offering dates for each purchase period to March 1 and September 1 of each year. Under this plan, qualified employees are entitled to purchase common stock at a 15% discount from the market value of such stock. Approximately 2 million shares of common stock have been issued under the Netscape ESPP.

Note 17. Employee Benefit Plan

     Savings Plans The Company has two savings plans that qualify as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plans, participating employees may defer a portion of their pretax earnings. In one plan, the Company matches 50% of each employee's contributions up to a maximum matching contribution of 3% of the employee's earnings and in the other plan, the Company's contributions are discretionary. The Company's contributions to plans were approximately $6 million, $5 million and $3 million in the years ended June 30, 1999, 1998 and 1997, respectively.

Note 18. Quarterly Information (unaudited)


                                                               Quarter Ended
                                             ---------------------------------------------
                                             September 30, December 31, March 31, June 30,
                                             ------------- ------------ --------- --------
                                             (Amounts in millions, except per share data)
Fiscal 1999(1)(3)
Subscription service revenues...............         $723         $786      $869     $943
Advertising, commerce and other revenues....          175          244       275      306
Enterprise solution revenues................          101          118       109      128
                                             ------------- ------------ --------- --------
Total revenues..............................          999        1,148     1,253    1,377
Income from operations......................           77          123        47      211
Net income .................................           76          115       411      160
Net income  per share-diluted...............        $0.06        $0.09     $0.32    $0.13
Net income  per share-basic.................        $0.08        $0.12     $0.39    $0.15

Net cash provided by operating activities...         $120         $178      $605     $196
Earnings Before Interest, Taxes,
 Depreciation and Amortization (EBITDA)(4)..          153          221       251      343


Fiscal 1998(2)(3)
Subscription service revenues...............         $439         $488      $580     $676
Advertising, commerce and other revenues....          106          131       142      164
Enterprise solution revenues................          123          104        35      103
                                             ------------- ------------ --------- --------
Total revenues..............................          668          723       757      943
Income (loss) from operations...............           25          (54)      (83)      (8)
Net income (loss)...........................           31          (34)      (78)       7
Net income (loss) per share-diluted.........        $0.03       $(0.04)   $(0.08)   $0.01
Net income (loss) per share-basic...........        $0.04       $(0.04)   $(0.08)   $0.01

Net cash provided by operating activities...         $125          $57      $130     $125
Earnings Before Interest, Taxes,
 Depreciation and Amortization (EBITDA)(4)..           76           41        31      154


The special  charges  referred  to below  include  charges  for  restructurings,
acquired  in-process  research  and  development,   mergers,  transition  costs,
settlements, write-off of deferred subscriber acquisition costs and contract terminations.
 (1)Net income in the fiscal year ended June 30, 1999 includes special charges of $2 million in the quarter ended December 31, 1998, $78 million and $25 million in the quarter ended March 31, 1999 and $15 million in the quarter ended June 30, 1999. Net income in the quarter ended March 31, 1999 also includes a gain on the sale of Excite, Inc. investments of approximately $567 million.
 (2)Net loss in the fiscal year ended June 30, 1998 includes net charges of $42 million in the quarter ended December 31, 1997, $58 million in the quarter ended March 31, 1998 and $88 million in the quarter ended June 30, 1998.
 (3)The sum of per share earnings (loss) does not equal earnings (loss) per share for the year due to equivalent share calculations which are impacted by the Company's losses, fluctuations in the Company's common stock market prices and the timing (weighting) of shares issued.
 (4)EBITDA is defined as net income plus: (1) provision/(benefit) for income taxes, (2) interest expense, (3) depreciation and amortization and (4) special charges. The Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

                              REPORT OF MANAGEMENT

         The management of America Online, Inc. is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the consolidated financial statements covered by the Report of Independent Auditors. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management, which it believes, are reasonable under the circumstances.

         The Company maintains a system of internal accounting policies, procedures and controls designed to provide management with reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly. The system was enhanced with the fiscal 1999 fourth quarter initiation of a formal Standards of Business Conduct fostering a strong ethical climate. The Company also maintains an internal auditing function, which evaluates and formally reports on the adequacy and effectiveness of internal accounting and operational controls and procedures.

         Ernst & Young LLP audits the Company's financial statements in accordance with generally accepted auditing standards and provides an objective, independent review of the Company's internal control and the fairness of its reported financial condition and results of operations.

         In addition, the Audit Committee of the Board of Directors, consisting solely of outside directors, meets periodically with management, the independent auditors and internal auditors to review internal accounting controls, audit results and accounting principles and practices, and annually recommends to the Board of Directors the selection of independent auditors.



                                       STEPHEN M. CASE
                                       Chairman of the Board
                                       and Chief Executive
                                       Officer



                                       J. MICHAEL KELLY
                                       Senior Vice President and
                                       Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Online, Inc.

     We have audited the accompanying consolidated balance sheets of America Online, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

     As discussed in Note 14 to the consolidated financial statements, in 1998 the Company changed its method of accounting for income taxes.

                                                    /s/ ERNST & YOUNG LLP

Vienna, Virginia
July 21, 1999