Form 10-Q
period 1999-09-30
AMERICA ONLINE INC
filed 1999-11-02
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended: September 30, 1999

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

Title of each class
Common stock $.01 par value
Shares outstanding on October 15, 1999.............................1,117,743,377

                              AMERICA ONLINE, INC.

                                      INDEX
                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 1999
        and June 30, 1999                                                      3

        Condensed Consolidated Statements of Operations - Three
        months ended September 30, 1999 and 1998                               4

        Condensed Consolidated Statements of Cash Flows - Three
        months ended September 30, 1999 and 1998                               5

        Condensed Consolidated Statement of Changes in
        Stockholders' Equity - Three months ended
        September 30, 1999                                                     6

        Notes to Condensed Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             10

Item 3. Quantitative and Qualitative Disclosures About Market Risk            16

PART II. OTHER INFORMATION                                                    17

Item 6.  Exhibits                                                             17

Signatures                                                                    18


                              AMERICA ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in millions, except share data)

                                                                                      September 30,  June 30,
                                                                                          1999         1999
                                                                                      -------------  --------
                                                                                       (Unaudited)
                                     ASSETS
Current assets:
Cash and cash equivalents...........................................................       $1,330     $  887
Short-term investments..............................................................          429        537
Trade accounts receivable, less allowances of $55 and $54, respectively.............          346        323
Other receivables...................................................................          122         79
Prepaid expenses and other current assets...........................................          181        153
                                                                                      ------------  ---------
Total current assets................................................................        2,408      1,979

Property and equipment at cost, net.................................................          744        657

Other assets:
Investments including available-for-sale securities.................................        2,760      2,151
Product development costs, net......................................................          110        100
Goodwill and other intangible assets, net...........................................          422        454
Other assets and deferred income taxes..............................................           58          7
                                                                                      ------------  ---------
                                                                                           $6,502     $5,348
                                                                                      ============  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable..............................................................       $   88     $   74
Other accrued expenses and liabilities..............................................          941        795
Deferred revenue....................................................................          711        646
Accrued personnel costs.............................................................          195        134
Deferred network services credit....................................................           76         76
                                                                                      ------------  ---------
Total current liabilities...........................................................        2,011      1,725

Long-term liabilities:
Notes payable.......................................................................          341        348
Deferred revenue....................................................................          111         30
Other liabilities...................................................................           12         15
Deferred network services credit....................................................          178        197
                                                                                      ------------  ---------
Total liabilities...................................................................        2,653      2,315

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued
  or outstanding at September 30 and June 30, 1999..................................            -          -
Common stock, $.01 par value; 1,800,000,000 shares authorized,
  1,116,859,792 and 1,100,893,933 shares issued and outstanding at
  September 30 and June 30, 1999, respectively.....................................            11         11
Additional paid-in capital..........................................................        3,079      2,703
Accumulated other comprehensive income - unrealized gain on
  available-for-sale securities, net................................................          424        168
Retained earnings...................................................................          335        151
                                                                                      ------------  ---------
Total stockholders' equity..........................................................        3,849      3,033
                                                                                      ------------  ---------
                                                                                           $6,502     $5,348
                                                                                      ============  =========


                             See accompanying notes.



                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in millions, except per share data)
                                   (Unaudited)

                                                                             Three months ended
                                                                                 September 30,
                                                                               1999      1998
                                                                             --------  --------
Revenues:
Subscription services.....................................................    $  995    $  723
Advertising, commerce and other...........................................       350       175
Enterprise solutions......................................................       122       101
                                                                             --------  --------
Total revenues............................................................     1,467       999

Costs and expenses:
Cost of revenues..........................................................       791       583
Sales and marketing.......................................................       209       174
Product development.......................................................        67        67
General and administrative................................................       117        82
Amortization of goodwill and other intangible assets......................        18        16
                                                                             --------  --------
Total costs and expenses..................................................     1,202       922

Income from operations... ................................................       265        77
Other income, net.........................................................        37         5
                                                                             --------  --------
Income before provision for income taxes..................................       302        82
Provision for income taxes................................................      (118)       (6)
                                                                             --------  --------
Net income................................................................    $  184     $  76
                                                                             ========  ========

Earnings per share:
Earnings per share-diluted................................................    $ 0.14    $ 0.06
Earnings per share-basic..................................................    $ 0.17    $ 0.08
Weighted average shares outstanding-diluted...............................     1,287     1,199
Weighted average shares outstanding-basic.................................     1,110       997



                             See accompanying notes.



                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in millions)
                                   (Unaudited)

                                                                                       Three months ended
                                                                                          September 30,
                                                                                         1999     1998
                                                                                        -------  -------
Cash flows from operating activities:
Net income ............................................................................ $  184   $   76
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charges.........................................................      2        -
Amortization of deferred network services credit.......................................    (19)     (19)
Depreciation and amortization..........................................................     79       67
Compensatory stock options.............................................................      3        3
Deferred income taxes..................................................................    117        6
Changes in assets and liabilities, net of the effects of acquisitions and dispositions:
  Trade accounts receivable............................................................    (24)     (43)
  Other receivables....................................................................    (43)     (44)
  Prepaid expenses and other current assets............................................    (27)      (9)
  Other assets.........................................................................    (52)       4
  Investments including available-for-sale securities..................................    (99)       4
  Accrued expenses and other current liabilities.......................................    204       30
  Deferred revenue and other liabilities...............................................    147       45
                                                                                        -------  -------
Total adjustments......................................................................    288       44
                                                                                        -------  -------
Net cash provided by operating activities..............................................    472      120

Cash flows from investing activities:
Purchase of property and equipment.....................................................   (134)     (63)
Product development costs..............................................................    (18)     (10)
Proceeds from sale of investments......................................................      -       14
Purchase of investments, including available-for-sale securities.......................    (94)     (82)
Proceeds of short-term investments, net................................................    108       89
Other investing activities.............................................................     15      (13)
                                                                                        -------  -------
Net cash used in investing activities..................................................   (123)     (65)

Cash flows from financing activities:
Proceeds from issuance of common stock, net...........................................      97      602
Principal and accrued interest payments on line of credit and debt.....................     (3)      (1)
Proceeds from line of credit and issuance of debt......................................      -        1
                                                                                         ------  -------
Net cash provided by financing activities..............................................     94      602
                                                                                         ------  -------
Net increase in cash and cash equivalents..............................................    443      657
Cash and cash equivalents at beginning of period.......................................    887      677
                                                                                        -------  -------
Cash and cash equivalents at end of period............................................. $1,330   $1,334
                                                                                        =======  =======
Supplemental cash flow information
Cash paid during the period for:
Interest............................................................................... $    2   $    5
                                                                                        =======  =======


                             See accompanying notes.



                              AMERICA ONLINE, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Amounts in millions, except share data)
                                   (Unaudited)


                                                                               Accumulated
                                                Common Stock       Additional    Other
                                           -----------------------  Paid-In    Comprehensive     Retained
                                              Shares        Amount  Capital     Income, Net      Earnings    Total
                                           --------------  ------- ---------  ---------------  ------------ ---------

Balances at June 30, 1999.................  1,100,893,933    $ 11    $ 2,703      $  168          $ 151       $3,033
Common stock issued:
Exercise of options....................        15,907,999       -         97           -              -           97
Amortization of compensatory
   stock options..........................              -       -          3           -              -            3
Unrealized gain on
   available-for-sale securities, net.....              -       -        157         256              -          413
Conversion of debt........................         57,860       -          1           -              -            1
Tax benefit related to stock options......              -       -        118           -              -          118
Net income................................              -       -          -           -            184          184
                                           --------------  ------- ---------  ---------------  ------------ ---------
Balances at September 30, 1999............  1,116,859,792    $ 11    $ 3,079      $  424          $ 335       $3,849
                                           ==============  ======= =========  ===============  ============ ========


                             See accompanying notes.

                              AMERICA ONLINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Note 2.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1999 and 1998:

                                                                                    Three months ended
                                                                                       September 30,
     (in millions except for per share data)                                           1999     1998
                                                                                     -------- --------
     Basic earnings per share:
     Net income available to common shareholders...................................  $   184  $    76
                                                                                     -------- --------
     Weighted average shares outstanding...........................................    1,110      997

     Basic earnings per share......................................................  $  0.17  $  0.08
                                                                                     ======== ========


     Diluted earnings per share:
     Net income available to common shareholders...................................  $   184  $    76
     Interest on convertible debt, net of tax......................................        2        -
                                                                                     -------- --------
     Adjusted net income available to common shareholders
        assuming conversion........................................................  $   186  $    76
                                                                                     -------- --------
     Weighted average shares outstanding...........................................    1,110      997
     Effect of dilutive securities:
        Employee stock options.....................................................      157      174
        Warrants...................................................................        -       28
        Convertible debt...........................................................       20        -
                                                                                     -------- --------
     Adjusted weighted average shares and assumed conversions......................    1,287    1,199
                                                                                     ======== ========
     Diluted earnings per share....................................................  $  0.14  $  0.06
                                                                                     ======== ========

Note 3.  Comprehensive Income

     For the three months ended September 30, 1999 and 1998, comprehensive income was $440 million and $31 million, respectively. The difference between net income and comprehensive income for each period presented is due to net unrealized gains or losses on available-for-sale securities.

Note 4.  Merger and Restructuring Charges

     During fiscal 1999, the Company recorded the following charges related to mergers and restructurings:

o Approximately $15 million of direct costs primarily related to the mergers of MovieFone, Inc. ("MovieFone"), Spinner Networks Incorporated ("Spinner") and Nullsoft, Inc. ("Nullsoft"). These charges primarily consisted of investment banker fees, severance and other personnel costs, fees for legal and accounting services and other expenses directly related to the transaction.

o Approximately $78 million of direct costs primarily related to the mergers of Netscape and When, Inc. and the Company's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities. This charge primarily consists of investment banker fees, severance and other personnel costs (related to the elimination of approximately 850 positions), fees for legal and accounting services and other expenses directly related to the transaction.

o Approximately $2 million in merger related costs in connection with the merger of AtWeb, Inc. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs and other related charges in connection with the transaction.

     The following table summarizes the activity during the period ended September 30, 1999. The balance of the restructuring accrual is included in other accrued expenses and liabilities on the consolidated balance sheet and is expected to be paid by the end of this fiscal year.


         (in millions)
                                               Balance                             Balance
                                             June 30,     Non Cash              September 30,
                                               1999         Items     Payments      1999
                                           -------------   --------   --------    --------
         Banking, legal, regulatory
           and accounting fees...........       $ 4            $ -       $ (3)      $ 1
         Severance and related costs.....        11             (2)        (3)        6
         Facilities shutdown costs.......         8              -         (1)        7
         Miscellaneous expenses..........        (3)             -          -        (3)
                                           -------------   --------   --------    --------
         Total...........................       $20           $ (2)      $ (7)      $11
                                           =============   ========   ========    ========

Note 5.  Segment Information

     There are no intersegment revenues between the two reportable segments. Shared support service functions such as human resources, facilities management and other infrastructure support groups are allocated based on usage or headcount, where practical, to the two operating segments. Charges that cannot be allocated are reported as general & administrative costs and are not allocated to the segments. Special charges determined to be significant are reported separately in the Consolidated Statements of Operations and are not assigned or allocated to the segments. All other accounting policies are applied consistently to the segments, where applicable.

         A summary of the segment financial information is as follows:

                                                       Three months ended
                                                          September 30,
                                                       1999         1998
                                                   ------------  -----------
                                                      (Amounts in millions)
     Revenues:
     Interactive Online Services.................       $1,345       $  898
     Enterprise Solutions........................          122          101
                                                   ------------  -----------
         Total revenues..........................       $1,467       $  999

     Income (loss) from operations:
     Interactive Online Services (1).............       $  356       $  166
     Enterprise Solutions  (2)...................           26           (7)
     General & Administrative....................         (117)         (82)
                                                   ------------  -----------
         Total income from operations............       $  265       $   77

1.   For the  periods  ended  September  30, 1999 and 1998,  Interactive  Online
     Services include goodwill and other intangible assets amortization of $18 million and $16 million, respectively.

2. Enterprise Solutions amortization of goodwill and other intangible assets is immaterial for periods presented.


Note 6.  Subsequent Events

     On October 20, 1999, the Company entered into a strategic relationship with Gateway, Inc. to increase growth of the Company's services. As part of the agreement, the Company will invest $800 million in common and preferred stock in Gateway, Inc. over a two-year period. Of the $800 million, $180 million will be the Company's common stock and the remainder will be cash. In addition, Gateway, Inc. will make an $85 million commitment to market software and Gateway, Inc. products and services on the Company's brands. The Company expects to take a pre-tax charge of $30 million in connection with its acquisition of an interest in Gateway.net subscribers in the quarter in which the transaction closes.

     On October 28, 1999, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 1,800,000,000 to 6,000,000,000.

     On October 28, 1999, the Board of Directors of the Company declared a two-for-one common stock split, to be effected in the form of a stock dividend. On the payment date of November 22, 1999, stockholders will receive one additional share for each share owned on the record date of November 8, 1999. The impact of this stock split is not reflected in the accompanying financial statements.

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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Founded in 1985, America Online, Inc., (the "Company") based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies and electronic commerce services. The Company operates two worldwide subscription based Internet online services, the AOL service, with more than 19 million members, and the CompuServe service, with more than 2 million members; several leading Internet brands including ICQ, AOL Instant Messenger and Digital City, Inc.; the Netscape Netcenter and AOL.COM Internet portals; the Netscape Communicator client software, including the Netscape Navigator browser; AOL MovieFone, the nation's number one movie listing guide and ticketing service; and Spinner and Nullsoft, leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc., the Company also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

Consolidated Results of Operations

         Revenues

     The following table and discussion highlights the revenues of the Company for the three months ended September 30, 1999 and 1998:


                                                               Three Months Ended
                                                                  September 30,
                                                               1999            1998
                                                         --------------- ---------------
                                                               (Dollars in millions)
Revenues:
Subscription services................................... $  995   67.8%  $  723   72.4%
Advertising, commerce and other.........................    350   23.9      175   17.5
Enterprise solutions....................................    122    8.3      101   10.1
                                                         ------- ------- ------- -------
Total revenues.......................................... $1,467  100.0%  $  999  100.0%

                  Subscription Services Revenues

     For the three months ended September 30, 1999, subscription services revenues, which are generated mainly from subscribers paying a monthly membership fee, increased from $723 million to $995 million, or 38%, over the three months ended September 30, 1998. This increase is comprised of an increase in AOL subscription services revenues of $268 million, as well as an increase in CompuServe subscription services revenues of $4 million. The increase in AOL subscription services revenues was primarily attributable to a 36% increase in the average number of AOL revenue generating subscribers for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, as well as a 3% increase in the average monthly subscription services revenue per AOL subscriber.

     At September 30, 1999, the Company had approximately 18.7 million AOL service subscribers, including 16.2 million in the United States and 2.5 million in the rest of the world. Also at that date, the Company had approximately 2.2 million CompuServe service subscribers, with 1.3 million in the United States and 900,000 in the rest of the world.

                  Advertising, Commerce and Other Revenues

     The following table summarizes the material components of advertising, commerce and other revenues for the three months ended September 30, 1999 and 1998:

                                                                Three Months Ended
                                                                   September 30,
                                                               1999            1998
                                                         --------------- ---------------
                                                               (Dollars in millions)

Advertising and electronic commerce fees................ $  272   77.7%   $ 132   75.4%
Merchandise.............................................     47   13.4       21   12.0
Other...................................................     31    8.9       22   12.6
                                                         ------- ------- ------- -------
Total advertising, commerce and other revenues.......... $  350  100.0%   $ 175  100.0%

     Advertising, commerce and other revenues, which consist principally of advertising and related revenues, fees associated with commerce and the sale of merchandise across the Company's multiple brands, increased by 100%, from $175 million in the quarter ended September 30, 1998 to $350 million in the quarter ended September 30, 1999. The increase is primarily attributable to additional advertising on the Company's AOL service, Netcenter portal, and from the Company's other brands, as well as an increase in commerce fees. Advertising and commerce fees increased by 106%, from $132 million in the three months ended September 30, 1998 to $272 million in the three months ended September 30, 1999. Merchandise sales increased by 124%, from $21 million in the three months ended September 30, 1998 to $47 million in the three months ended September 30, 1999. This increase is mainly attributable to improved response rates to advertising, as well as a larger base of subscribers. At September 30, 1999, the Company's advertising and commerce backlog, representing the contract value of advertising and commerce agreements signed, less revenues already recognized from these agreements, was approximately $2 billion, up approximately $500 million from June 30, 1999.

                  Enterprise Solutions Revenues

     Enterprise solutions revenues, which consist principally of product licensing fees and fees from technical support, consulting and training services increased by 21%, from $101 million in three months ended September 30, 1998 to $122 million in the three months ended September 30, 1999. The increase was primarily driven by revenues generated from the alliance with Sun Microsystems, Inc., which did not exist during the three months ended September 30, 1998.

         Costs and Expenses

     The following table and discussion highlights the costs and expenses of the Company for the three months ended September 30, 1999 and 1998:

                                                                Three Months Ended
                                                                   September 30,
                                                               1999            1998
                                                         --------------- ---------------
                                                               (Dollars in millions)

Total revenues.......................................... $1,467  100.0%  $  999  100.0%

Costs and expenses:
Cost of revenues........................................ $  791   53.9%  $  583   58.4%
Sales and marketing.....................................    209   14.2      174   17.4
Product development.....................................     67    4.6       67    6.7
General and administrative..............................    117    8.0       82    8.2
Amortization of goodwill and other intangible assets....     18    1.2       16    1.6
                                                         ------- ------- ------- -------
Total costs and expenses................................ $1,202   81.9%  $  922   92.3%

                  Cost of Revenues

     Cost of revenues includes network-related costs, consisting primarily of data network costs, personnel and related costs associated with operating the data centers, data network and providing customer support, consulting, technical support/training and billing, host computer and network equipment costs, the costs of merchandise sold, royalties paid to information and service providers and royalties paid for licensed technologies. For the three months ended September 30, 1999, cost of revenues increased from $583 million to $791 million, or 36%, over the three months ended September 30, 1998, and decreased as a percentage of total revenues from 58.4% to 53.9%.

     The increase in cost of revenues in the three months ended September 30, 1999 was primarily attributable to increases in data network costs, as well as personnel and related costs associated with operating the data centers, data network and providing customer support, consulting, technical support/training and billing. Data network costs increased primarily as a result of the larger customer base and increased usage per customer. Personnel and related costs associated with operating the data centers, data network and providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, larger customer base and increased subscription services revenues.

     The decrease in cost of revenues as a percentage of total revenues in the three months ended September 30, 1999 was primarily attributable to growth of the higher margin advertising, commerce and other revenues, as well as a decrease in network-related costs as a percentage of subscription services revenue. The decrease in network-related costs as a percentage of subscription services revenue was primarily driven by a 19% decrease in our hourly network cost for the three months ended September 30, 1999. This decrease was mostly offset by an increase in daily member usage, from an average of nearly 47 minutes per day in the three months ended September 30, 1998 to an average of 55 minutes per day in the three months ended September 30, 1999.

                  Sales and Marketing

     Sales and marketing expenses include the costs to acquire and retain subscribers, the operating expenses associated with the sales and marketing organizations and other general marketing costs to support the Company's multiple brands. For the three months ended September 30, 1999, sales and marketing expenses increased from $174 million to $209 million, or 20%, over the three months ended September 30, 1998, and decreased as a percentage of total revenues from 17.4% to 14.2%. The increase in sales and marketing expenses for the three months ended September 30, 1999 was primarily attributable to an increase in direct subscriber acquisition costs related to the AOL and CompuServe services and brand advertising across multiple brands. The decrease in marketing expenses as a percentage of total revenues for the three months ended September 30, 1999 was primarily a result of the substantial growth in total revenues.

                  Product Development

     Product development costs include research and development expenses and other product development costs. For the three months ended September 30, 1999, product development costs were unchanged at $67 million and decreased as a percentage of total revenues from 6.7% to 4.6%. The decrease in product development costs as a percentage of total revenues for the three months ended September 30, 1999 was primarily a result of the substantial growth in total revenues.

                   General and Administrative

     For the three months ended September 30, 1999, general and administrative expenses increased from $82 million to $117 million, or 43%, over the three months ended September 30, 1998, and decreased as a percentage of total revenues from 8.2% to 8.0%. The increase in general and administrative costs for the three months ended September 30, 1999 was primarily attributable to higher personnel costs, including payroll taxes associated with employee stock option exercises. The decrease in general and administrative costs as a percentage of total revenues for the three months ended September 30, 1999 was mainly a result of the substantial growth in total revenues.

              Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets increased to $18 million in the three months ended September 30, 1999 from $16 million in the three months ended September 30, 1998. The increase in amortization expense in the three months ended September 30, 1999 is primarily attributable to goodwill associated with the acquisition of the CompuServe online service in January 1998, with minor subsequent adjustments.

                  Other Income, Net

     Other income, net consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company recorded other income of $37 million and $5 million in the three months ended September 30, 1999 and 1998, respectively. The increase in other income in the three months ended September 30, 1999 was primarily attributable to interest income. The increase in interest income is due to a higher cash balance and interest earned on investments.

                  Provision for Income Taxes

     The provision for income taxes was $118 million and $6 million in the three months ended September 30, 1999 and 1998, respectively. Income tax expense for the three months ended September 30, 1999 includes $117 million for U.S. federal and state income taxes and $1 million for foreign taxes. As of September 30, 1999, the Company had net operating loss carryforwards of approximately $8.2 billion available to offset future U.S. federal taxable income.

Segment Results of Operations

     The Company operates two major lines of business: Interactive Online Services and Enterprise Solutions. For further information regarding segments, refer to Note 5 of the Notes to Consolidated Financial Statements.

     A summary of the segment financial information is as follows:

                                                       Three months ended
                                                          September 30,
                                                       1999         1998
                                                   ------------  -----------
                                                      (Amounts in millions)
     Revenues:
     Interactive Online Services.................       $1,345       $  898
     Enterprise Solutions........................          122          101
                                                   ------------  -----------
         Total revenues..........................       $1,467       $  999

     Income (loss) from operations:
     Interactive Online Services (1).............       $  356       $  166
     Enterprise Solutions  (2)...................           26           (7)
     General & Administrative....................         (117)         (82)
                                                   ------------  -----------
         Total income from operations............       $  265       $   77

1.   For the  periods  ended  September  30, 1999 and 1998,  Interactive  Online
     Services include goodwill and other intangible assets amortization of $18 million and $16 million, respectively.

2. Enterprise Solutions amortization of goodwill and other intangible assets is immaterial for periods presented.

     For an overview of the segment revenues, refer to the consolidated results of operations discussion earlier in this section.

     Interactive Online Services income from operations increased from $166 million in the three months ended September 30, 1998 to $356 million in the three months ended September 30, 1999. This increase is primarily the result of increases in subscription services revenues and advertising, commerce and other revenues, coupled with improved margins and a decrease in marketing expenses as a percentage of total revenues.

     Enterprise Solutions income (loss) from operations improved from a loss of $(7) million in the three months ended September 30, 1998 to income of $26 million in the three months ended September 30, 1999. This improvement was mainly attributable to the increase in revenues, as well as a decline in operating expenses, as the Company began to realize efficiencies from using the AOL infrastructure to support the Enterprise Solutions segment as well as the other lines of businesses. In addition, Enterprise Solutions is experiencing benefits from the Sun Alliance which was not in place a year ago.

Liquidity and Capital Resources

     The Company is currently financing its operations primarily through cash generated from operations. In addition, the Company has generated cash from the sale of its capital stock, the sale of its convertible notes and the sale of marketable securities it held. The Company has financed its investments in telecommunications equipment principally through leasing. Net cash provided by operating activities was $472 million and $120 million in the three months ended September 30, 1999 and 1998, respectively, and increased primarily due to the Company's increase in net income before taxes. Net cash used in investing activities was $123 million and $65 million in the three months ended September 30, 1999 and 1998, respectively, and increased mainly due to the Company's purchases of property and equipment. Net cash provided by financing activities was $94 million and $602 million in the three months ended September 30, 1999 and 1998, respectively. Included in financing activities for the three months ended September 30, 1998, was $550 million in aggregate net proceeds from a public stock offering of its common stock. The Company currently has approximately $450 million available under a shelf registration filed in June 1998. In May 1999, the Company filed a registration statement to raise an additional $4.5 billion by sale of the Company's debt securities, common stock, preferred stock depositary shares, warrants or stock purchase contracts to purchase common stock or preferred stock. The total offering price of securities under these registration statements, in the aggregate, will not exceed $5 billion.

     The Company expects to continue using its working capital to finance ongoing operations and to fund marketing programs and the development of its products and services. The Company plans to continue to invest in subscriber acquisition, retention and brand marketing to expand its subscriber base, as well as in network, computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products, investments or businesses complementary to the Company's current business. The Company anticipates that cash on hand, cash provided by operating activities and cash available from the capital markets and traditional lending markets will be sufficient to fund its operations for the next twelve months.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

     The following table and discussion summarizes EBITDA for the three months ended September 30, 1999 and 1998:

                                                  Three Months Ended
                                                    September 30,
                                                  1999         1998
                                              ------------  ------------
                                                (Amounts in millions)

EBITDA......................................      $386         $153

     The Company defines EBITDA as net income plus: (1) provision/(benefit) for income taxes, (2) interest expense, (3) depreciation and amortization and (4) special charges/(gains). EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

     For the three months ended September 30, 1999, EBITDA increased from $153 million to $386 million or 152% over the three months ended September 30, 1998. The EBITDA margin (EBITDA divided by total revenues) increased from 15.3% for the three months ended September 30, 1998 to 26.3% for the three months ended
September 30, 1999. In addition, the incremental EBITDA margin (the current quarter increase over the year ago quarter in EBITDA of $233 million divided by the increase in revenues of $468 million for the same periods) increased nearly 50%. This increase in the incremental EBITDA margin is mainly due to the shared infrastructure that supports the Company's multiple brands; as these brands begin to generate additional revenues, a larger percentage of each incremental dollar flows to EBITDA.

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

     In 1997, the Company appointed a Year 2000 Task Force to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. This Task Force has overseen testing and is continuing its assessment of the Company's company-wide compliance. The Company's system hardware components, client and host software, current versions of Netscape software products and corporate business and information systems have been tested and continue to be reviewed. To date, the Company has experienced few problems related to Year 2000 testing, and the problems that have been identified either have been addressed or are in the process of being addressed.

     The Company has made Year 2000 compliant certain versions of the client software for the AOL service and the CompuServe service that are available on the Windows and Macintosh operating systems, as well as certain versions of Netscape software products that are currently shipped. While the majority of AOL and CompuServe members use proprietary client software that is compliant, a third-party Internet browser utilized in most versions of the client software may not be Year 2000 compliant. A free patch or upgrade will be required for members using some versions of the client software or browser to achieve Year 2000 compliance. The Company is encouraging members of its online services to upgrade their browser and/or their software to versions that are Year 2000 compliant, if they have not already done so. The Company is making available to members, and is communicating that availability, free patches or upgrades that can be downloaded from the online services. The Company has not tested, and does not expect to certify as Year 2000 compliant, certain older versions of the AOL and CompuServe software. The Company has developed, and is implementing over the remainder of the year, a communication program that informs members how to obtain the free patch or upgrade to a Year 2000 compliant version of the client software or browser.

     With respect to the Company's Netscape software business, testing has been completed on currently shipped products and the review and analysis of the testing results continues. The Company is making available at no additional cost to customers any required patch or upgrade to the versions of Netscape software products currently being shipped to customers and is communicating their availability. In addition, the Company is encouraging customers to upgrade to versions of the software that are expected to be Year 2000 compliant, if they have not already done so.

     In addition, the Company is continuing to gather information from its vendors, joint venture partners and content partners about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000. The Company continues its efforts to seek reassurances regarding the Year 2000 compliance of vendors, joint venture partners and content partners. In the event any third parties cannot timely provide the Company with content, products, services or systems that meet the Year 2000 requirements, the content on the Company's services, access to the Company's services, the ability to offer products and services and the ability to process sales could be materially adversely affected.

     The costs incurred through September 30, 1999 to address Year 2000 compliance were approximately $16 million. The Company currently estimates it will incur a total of approximately $20 million in costs to support its compliance initiatives. The Company cannot predict the outcome of its Year 2000 program, whether third party systems and component software are, or will be Year 2000 compliant, the costs required to address the Year 2000 issue, or whether a failure to achieve substantial Year 2000 compliance will have a material adverse effect on the Company's business, financial condition or results of operations. Failure to achieve Year 2000 compliance could result in some interruptions in the work of some employees, the inability of some members and customers to access the Company's online services and Web sites or errors and defects in the Netscape products. This, in turn, may result in the loss of subscription services revenue, advertising and commerce revenue or enterprise solution revenue, the inability to deliver minimum guaranteed levels of traffic, diversion of development resources, or increased service and warranty costs. Occurrence of any of these may also result in additional remedial costs and damage to reputation.

     The Company has developed a contingency plan to address possible Year 2000 risks to its systems. The plan identifies a hierarchy of critical functions, acceptable delay times, recovery strategies to return functions to operational status and defines the core team for managing this recovery process. The Company will continue to modify this plan to address systems of its recent acquisitions.

Forward-Looking Statements

     This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements regarding the following subjects are forward-looking: future financial and operating results; anticipated subscriber, usage and commerce growth; new and developing markets, products, services, features and content; anticipated timing and benefits of acquisitions and other alliances and relationships; the availability, benefits, and timing of deployment of new access and distribution technologies; and regulatory developments, including the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

     The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. For a discussion of factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company is exposed to immaterial levels of market risks, including these types of risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. From time to time, the Company has entered into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. In June 1998, the Company initiated hedging activities to mitigate the impact on intercompany balances of changes in foreign exchange rates. The Company uses foreign currency forward exchange contracts as a vehicle for hedging these intercompany balances. A foreign currency forward exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates and to make or receive an equivalent U.S. dollar payment equal to the value of such exchange. For these contracts that are designated and effective as hedges, realized and unrealized gains and losses resulting from changes in the spot exchange rate (including those from open, matured and terminated contracts) are included in other income and net discounts or premiums (the difference between the spot exchange rate and the forward exchange rate at inception of the contract) are also accreted or amortized to other income, over the life of each contract, using the straight-line method. These gains and losses offset gains and losses on intercompany balances, which are also included in other income. The related amounts due to or from counterparties are included in other assets or other liabilities. In general, these foreign currency forward exchange contracts mature in three months or less. The estimated fair value of the contracts are immaterial due to their short-term nature.


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


                                            AMERICA ONLINE, INC.


DATE: November 2, 1999                 SIGNATURE:/s/ Stephen M. Case
                                                 -----------------------
                                                 Stephen M. Case
                                                 Chairman of the Board and Chief
                                                 Executive Officer



DATE: November 2, 1999                 SIGNATURE:/s/ J. Michael Kelly
                                                 ------------------------
                                                 J. Michael Kelly
                                                 Senior Vice President and Chief
                                                 Financial Officer

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

 Exhibit 3.1

      CERTIFICATE OF AMENDMENT OF RESTATED CERTIFICATE OF INCORPORATION OF
                              AMERICA ONLINE, INC.

         America Online, Inc., a Delaware corporation duly organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify:

         FIRST: That Section A of Article FOURTH of the Restated Certificate of Incorporation is hereby amended to read in its entirety as follows:

         FOURTH: A. The total number of shares of all classes of stock which the Corporation shall have authority to issue is 6,005,000,000 shares, divided into two classes, consisting of:

     6,000,000,000 shares of Common Stock, par value one cent ($0.01) per share (the "Common Stock"); and

     5,000,000 shares of Preferred Stock, par value one cent ($0.01) per share (the "Undesignated Preferred Stock").

         SECOND: That said amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, America Online, Inc. has caused this Certificate of Amendment to be signed by its duly authorized officer this 28th day of October, 1999.


                                                             /s/Sheila A. Clark
                                                             Sheila A. Clark
                                                             Corporate Secretary