Form 10-Q
period 1999-12-31
AMERICA ONLINE INC
filed 2000-02-14
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended: December 31, 1999

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        For the transition period from to

                             Commission File Number:

                                    001-12143

                              America Online, Inc.

             (Exact name of registrant as specified in its charter)

                  Delaware                               54-1322110
 --------------------------------------                  ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                   22000 AOL Way, Dulles, Virginia 20166-9323

              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:    (703) 265-1000

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

Title of each class
Common stock $.01 par value
Shares outstanding on January 31, 2000.............................2,281,767,899

                              AMERICA ONLINE, INC.

                                      INDEX

                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets - December 31, 1999
        and June 30, 1999                                                      3

        Condensed Consolidated Statements of Operations - Three and six
        months ended December 31, 1999 and 1998                                4

        Condensed Consolidated Statements of Cash Flows - Six

        months ended December 31, 1999 and 1998                                5

        Condensed Consolidated Statement of Changes in
        Stockholders' Equity - Six months ended

        December 31, 1999                                                      6

        Notes to Condensed Consolidated Financial Statements                   7

Item 2. Management's Discussion and Analysis of Financial Condition

        and Results of Operations                                             11

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17

PART II. OTHER INFORMATION                                                    19

Item 1.           Legal Proceedings                                           19

Item 2.           Changes in Securities and Use of Proceeds                   19

Item 4.           Submission of Matters to a Vote of Security Holders         19

Item 6.           Exhibits and Reports on Form 8-K                            20

Signatures                                                                    21


                              AMERICA ONLINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Amounts in millions, except share data)

                                                                                      December 31,  June 30,
                                                                                          1999         1999
                                                                                      -------------  --------
                                                                                       (Unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents...........................................................      $ 2,535     $  887
Short-term investments..............................................................          518        537
Trade accounts receivable, less allowances of $57 and $54, respectively.............          372        323
Other receivables...................................................................          111         79
Prepaid expenses and other current assets...........................................          280        153
                                                                                      ------------  ---------
Total current assets................................................................        3,816      1,979

Property and equipment at cost, net.................................................          890        657

Other assets:
Investments including available-for-sale securities.................................        4,902      2,151
Product development costs, net......................................................          122        100
Goodwill and other intangible assets, net...........................................          409        454
Other....................................................................... .......          162          7
                                                                                      ------------  --------
                                                                                          $10,301     $5,348
                                                                                      ============ =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable..............................................................      $    65     $   74
Other accrued expenses and liabilities..............................................        1,048        795
Deferred revenue....................................................................          787        646
Accrued personnel costs.............................................................          186        134
Deferred network services credit....................................................           76         76
                                                                                      ------------  ---------
Total current liabilities...........................................................        2,162      1,725

Long-term liabilities:
Notes payable.......................................................................        1,581        348
Deferred revenue....................................................................          131         30
Other liabilities...................................................................           17         15
Deferred network services credit....................................................          159        197
                                                                                      ------------  ---------
Total liabilities...................................................................        4,050      2,315

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued
  or outstanding at December 31 and June 30, 1999...................................            -          -
Common stock, $.01 par value; 6,000,000,000 shares authorized,
  2,279,263,258 and 2,201,787,866 shares issued and outstanding at
  December 31 and June 30, 1999, respectively.......................................           23         22
Additional paid-in capital..........................................................        4,165      2,692
Accumulated other comprehensive income - unrealized gain on
  available-for-sale securities, net................................................        1,467        168
Retained earnings...................................................................          596        151
                                                                                      ------------  ---------
Total stockholders' equity..........................................................        6,251      3,033
                                                                                      ------------  --------
                                                                                          $10,301     $5,348
                                                                                      ============ =========


                             See accompanying notes.


                              AMERICA ONLINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Amounts in millions, except per share data)

                                   (Unaudited)

                                                     Three months ended    Six months ended
                                                         December 31,         December 31,
                                                       1999      1998       1999       1998
                                                      -------  --------    -------  --------
Revenues:
Subscription services.................................$1,067    $  786     $2,062    $1,509
Advertising, commerce and other.......................   437       244        787       419
Enterprise solutions..................................   117       118        239       219
                                                      -------  --------    -------  --------
Total revenues........................................ 1,621     1,148      3,088     2,147

Costs and expenses:
Cost of revenues......................................   830       640      1,621     1,223
Sales and marketing...................................   261       202        470       376
Product development...................................    74        70        141       137
General and administrative............................   150        95        267       177
Amortization of goodwill and other intangible assets..    17        16         35        32
Merger charges........................................     5         2          5         2
                                                      -------  --------    -------  --------
Total costs and expenses.............................. 1,337     1,025      2,539     1,947

Income from operations... ............................   284       123        549       200
Other income, net.....................................   160        16        197        21
                                                      -------  --------    -------  --------
Income before provision for income taxes..............   444       139        746       221
Provision for income taxes............................  (173)      (24)      (291)      (30)
                                                      -------  --------    -------  --------
Net income............................................$  271    $  115     $  455    $  191
                                                      =======  ========    =======  ========

Earnings per share:
Earnings per share-basic..............................$ 0.12    $ 0.06     $ 0.20    $ 0.10
Earnings per share-diluted............................$ 0.10    $ 0.05     $ 0.18    $ 0.08
Weighted average shares outstanding-basic............. 2,259     2,025      2,240     2,007
Weighted average shares outstanding-diluted........... 2,610     2,444      2,592     2,419



                             See accompanying notes.


                              AMERICA ONLINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Amounts in millions)

                                   (Unaudited)

                                                                                        Six months ended
                                                                                           December 31,
                                                                                         1999      1998
                                                                                        -------   -------
Cash flows from operating activities:

Net income ............................................................................ $  455   $  191
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charges.........................................................      2        -
Amortization of deferred network services credit.......................................    (38)     (38)
Depreciation and amortization..........................................................    157      139
Compensatory stock options.............................................................      6        8
Deferred income taxes..................................................................    289       27
Gain on available-for-sale securities..................................................   (124)      (2)
Changes in assets and liabilities, net of the effects of acquisitions and dispositions:
  Trade accounts receivable............................................................    (49)     (45)
  Other receivables....................................................................    (32)     (19)
  Prepaid expenses and other current assets............................................   (117)     (42)
  Other assets.........................................................................   (125)       1
  Investments including available-for-sale securities..................................   (149)     (19)
  Accrued expenses and other current liabilities.......................................    282       40
  Deferred revenue and other liabilities...............................................    239       57
                                                                                        -------  -------
Total adjustments......................................................................    341      107
                                                                                        -------  -------
Net cash provided by operating activities..............................................    796      298

Cash flows from investing activities:

Purchase of property and equipment.....................................................   (329)    (141)
Product development costs..............................................................    (38)     (21)
Proceeds from sale of investments including available-for-sale securities..............     20       26
Purchase of investments including available-for-sale securities.......................    (302)    (121)
Proceeds of short-term investments, net................................................     18      115
Proceeds from acquisition/disposition of subsidiaries..................................     10       25
Other investing activities.............................................................      4      (16)
                                                                                        -------  -------
Net cash used in investing activities..................................................   (617)    (133)

Cash flows from financing activities:

Proceeds from issuance of common stock, net...........................................     259      663
Principal and accrued interest payments on debt.......................................     (11)     (11)
Payment of deferred finance costs and other financing activities, net.................     (29)       8
Proceeds from issuance of debt........................................................   1,250       29
                                                                                         ------  -------
Net cash provided by financing activities..............................................  1,469      689
                                                                                         ------  -------
Net increase in cash and cash equivalents..............................................  1,648      854
Cash and cash equivalents at beginning of period.......................................    887      677
                                                                                        -------  -------
Cash and cash equivalents at end of period............................................. $2,535   $1,531
                                                                                        =======  =======
Supplemental cash flow information
Cash paid during the period for:

Interest............................................................................... $    9   $    9
                                                                                        =======  =======


                             See accompanying notes.



                              AMERICA ONLINE, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    (Amounts in millions, except share data)

                                   (Unaudited)

                                                                               Accumulated
                                                 Common Stock      Additional    Other
                                           -----------------------  Paid-In    Comprehensive     Retained
                                              Shares        Amount  Capital     Income, Net      Earnings     Total
                                           --------------  ------- ---------  ---------------  ------------ ---------

Balances at June 30, 1999.................  2,201,787,866    $ 22    $ 2,692     $   168          $ 151       $3,033
Effect of immaterial pooling...........         4,794,580       -         16           -            (10)           6
Common stock issued:
  Exercise of options, ESPP and other..        70,551,676       1        360           -              -          361
  Amortization of compensatory
     stock options........................              -       -          6           -              -            6
Unrealized gain on
   available-for-sale securities, net.....              -       -        796       1,299              -        2,095
Conversion of debt........................      2,129,136       -         13           -              -           13
Tax benefit related to stock options......              -       -        282           -              -          282
Net income................................              -       -          -           -            455          455
                                           --------------  ------- ---------  ---------------  ------------ ---------
Balances at December 31, 1999............  2,279,263,258     $ 23    $ 4,165     $ 1,467          $ 596       $6,251
                                           ==============  ======= =========  ===============  ============ ===========



                             See accompanying notes.

                              AMERICA ONLINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly and majority owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Note 2.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended December 31, 1999 and 1998:


                                                                Three months ended   Six months ended
                                                                    December 31,       December 31,
     (in millions except for per share data)                       1999     1998      1999     1998
                                                                 -------- --------   -------- --------
     Basic earnings per share:

     Net income available to common shareholders................ $   271  $   115    $   455  $   191
                                                                 -------- --------   -------- --------
     Weighted average shares outstanding........................   2,259    2,025      2,240    2,007

     Basic earnings per share................................... $  0.12  $  0.06    $  0.20  $  0.10
                                                                 ======== ========   ======== ========


     Diluted earnings per share:

     Net income available to common shareholders................ $   271  $   115    $   455  $   191
     Interest on convertible debt, net of tax...................       2        -          3        -
                                                                 -------- --------   -------- --------
     Adjusted net income available to common shareholders
        assuming conversion..................................... $   273  $   115    $   458  $   191
                                                                 -------- --------   -------- --------
     Weighted average shares outstanding........................   2,259    2,025      2,240    2,007
     Effect of dilutive securities:
        Employee stock options..................................     312      362        313      355
        Warrants................................................       -       57          -       57
        Convertible debt........................................      39        -         39        -
                                                                 -------- --------   -------- --------
     Adjusted weighted average shares and assumed conversions...   2,610    2,444      2,592    2,419
                                                                 ======== ========   ======== ========
     Diluted earnings per share................................. $  0.10  $  0.05    $  0.18  $  0.08
                                                                 ======== ========   ======== ========

Note 3.  Comprehensive Income

         For the three months ended December 31, 1999 and 1998, comprehensive income was $1.3 billion and $142 million, respectively. For the six months ended December 31, 1999 and 1998, comprehensive income was $1.8 billion and $173 million, respectively. The difference between net income and comprehensive income for each period presented is due to net unrealized gains or losses on available-for-sale securities.

Note 4.  Merger and Restructuring Charges

         During the quarter ended December 31, 1999, the Company recorded $5 million of direct costs related to the merger of Tegic Communications, Inc. ("Tegic"). These charges primarily consisted of investment banker fees, fees for legal and accounting services and other expenses directly related to the transaction. All these costs have been paid as of December 31, 1999.

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

o Approximately $78 million of direct costs primarily related to the mergers of Netscape Communications Corporation ("Netscape") and When, Inc. and the Company's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities. This charge primarily consists of investment banker fees, severance and other personnel costs (related to the elimination of approximately 850 positions), fees for legal and accounting services and other expenses directly related to the transaction.

o Approximately $2 million in merger related costs in connection with the merger of AtWeb, Inc. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs and other related charges in connection with the transaction.

         The following table summarizes the activity during the six months ended December 31, 1999 for the charges recorded during fiscal 1999. The balance of the restructuring accrual is included in other accrued expenses and liabilities on the consolidated balance sheet and is expected to be substantially paid by the end of this fiscal year.


                                             Balance                              Balance
                                             June 30,     Non Cash              December 31,
                                               1999         Items     Payments      1999
                                           -------------   --------   --------    --------
                                                      (Amounts in millions)
         Banking, legal, regulatory
           and accounting fees...........       $ 4            $ -       $ (4)      $ -
         Severance and related costs.....        11             (2)        (4)        5
         Facilities shutdown costs.......         8              -         (1)        7
         Miscellaneous expenses..........        (3)             -          -        (3)
                                           -------------   --------   --------    --------
         Total...........................       $20           $ (2)      $ (9)      $ 9
                                           =============   ========   ========    ========

Note 5.  Segment Information

         There are no intersegment revenues between the two reportable segments. Shared support service functions such as human resources, facilities management and other infrastructure support groups are allocated based on usage or headcount, where practical, to the two operating segments. Charges that cannot be allocated are reported as general & administrative costs and are not allocated to the segments. Special charges determined to be significant are reported separately in the Condensed Consolidated Statements of Operations and are not assigned or allocated to the segments. All other accounting policies are applied consistently to the segments, where applicable.

         A summary of the segment financial information is as follows:

                                               Three months ended           Six months ended
                                                  December 31,                December 31,
                                                1999         1998           1999         1998
                                           ------------   -----------   ------------  -----------
                                                           (Amounts in millions)

     Revenues:
     Interactive Online Services...........     $1,504       $1,030         $2,849       $1,928
     Enterprise Solutions..................        117          118            239          219
                                           ------------   -----------   ------------  -----------
         Total revenues....................     $1,621       $1,148         $3,088       $2,147

     Income (loss) from operations:

     Interactive Online Services (1).......     $  381       $  206         $  713       $  358
     Enterprise Solutions  (2).............         22           (4)            48          (11)
     General & Administrative..............       (114)         (77)          (207)        (145)
     Other (3) ............................         (5)          (2)            (5)          (2)
                                           ------------   -----------   ------------  -----------
         Total income from operations......     $  284       $  123         $  549       $  200

1. For the three months ended December 31, 1999 and 1998, Interactive Online Services include goodwill and other intangible assets amortization of $17 million and $16 million, respectively. For the six months ended December 31, 1999 and 1998, Interactive Online Services include goodwill and other intangible assets amortization of $35 million and $32 million, respectively.

2. Enterprise Solutions amortization of goodwill and other intangible assets is immaterial for all periods presented.

3.   Other consists of merger related costs.

Note 6.  Notes Payable

         During December 1999, the Company sold $2.3 billion principal of zero-coupon Convertible Subordinated Notes due December 6, 2019 (the "Notes") and received net proceeds of approximately $1.2 billion. The Notes have a 3% yield to maturity and are convertible into the Company's common stock at a conversion rate of 5.8338 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $94.4938 per share based on the initial offering price of the Notes). The Notes may be redeemed at the option of the Company on or after December 6, 2002 at the redemption prices set forth in the Notes. The holders can require the Company to repurchase the Notes on December 6, 2004 at the redemption prices set forth in the Notes.

Note 7.  Subsequent Events

         On January 10, 2000, the Company and Time Warner Inc. ("Time Warner") announced that they had entered into an Agreement and Plan of Merger, dated as of January 10, 2000 (the "Merger Agreement"), which sets forth the terms and conditions of the proposed merger of equals (the "Merger") of America Online and Time Warner. Pursuant to the Merger Agreement, America Online and Time Warner have formed AOL Time Warner and each holds one share of AOL Time Warner. AOL Acquisition Sub, a newly formed and wholly owned subsidiary of AOL Time Warner, will be merged with and into America Online, with stockholders of America Online receiving one share of AOL Time Warner common stock for each share of America Online Common Stock, and TW Acquisition Sub, a newly formed and wholly owned subsidiary of AOL Time Warner, will be merged with and into Time Warner, with common stockholders of Time Warner receiving 1.5 shares of AOL Time Warner common stock for each share of Time Warner common stock. As a result of the Merger, the separate corporate existence of each of AOL Acquisition Sub and TW Acquisition Sub will cease and each of America Online and Time Warner will survive the Merger as a wholly owned subsidiary of AOL Time Warner. The transactions contemplated by the Merger Agreement are subject to the approval of the stockholders of each of America Online and Time Warner and other customary closing conditions, such as regulatory approvals.

         On December 31, 1999,  the  underwriters  exercised  the  overallotment option on the Notes. As a result, on January 5, 2000, the Company sold additional Notes with aggregate principal at maturity of approximately $55.6 million for net proceeds of approximately $30 million.

         On January 25, 2000, the Company announced that its Vice Chairman, Kenneth J. Novack, was elected to the Company's Board of Directors. Mr. Novack will fill the seat vacated by Dr. Thomas Middelhoff, Bertelsmann AG's Chairman and CEO, who resigned his Board position on the same date.

Note 8.  Legal Proceedings

         Several complaints have been filed in the Delaware Court of Chancery or Supreme Court of New York naming America Online and one or more of (a) the directors of America Online, (b) Time Warner Inc. and (c) the directors of Time Warner Inc., as defendants. The complaints purport to be filed on behalf of holders of America Online stock or Time Warner stock, as applicable, and allege breaches of fiduciary duty by the applicable company and its directors or aiding and abetting breaches of fiduciary duty by the other company and its directors in connection with the proposed merger of America Online and Time Warner. The plaintiffs in each case seek to enjoin completion of the Merger and/or damages. The Company intends to vigorously defend against these lawsuits.

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

         The Company has been named as a defendant in several class action lawsuits. These lawsuits contend that consumers and competing Internet service providers have been injured because of the default selection features in AOL
5.0. These cases are at a preliminary stage, but the Company does not believe they have merit and intends to contest them vigorously.

Note 9. Business Developments

         On December 22, 1999, the Company announced that it will acquire MapQuest.com, Inc. in an all-stock transaction. The Company expects to issue approximately 13 million shares of common stock. Shareholders of MapQuest.com will receive 0.31558 shares of AOL common stock for each share of MapQuest stock. The transaction is expected to close in the spring of 2000, subject to various conditions including customary regulatory approvals and the approval of MapQuest.com shareholders. The transaction will be accounted for as a pooling-of-interests.

         On October 28, 1999, the Board of Directors of the Company declared a two-for-one common stock split, to be effected in the form of a stock dividend. On the payment date of November 22, 1999, stockholders received one additional share for each share owned on the record date of November 8, 1999. The impact of this stock split is reflected in the accompanying financial statements.

         On November 30, 1999, the Company completed its merger with Tegic. The Company exchanged approximately 4.8 million shares of common stock for all the outstanding common and preferred shares of Tegic in a transaction that was accounted for as a pooling-of-interests. As Tegic's historical results of operations were not material in relation to those of the Company, the financial information prior to the quarter ended December 31, 1999 has not been restated to reflect the merger.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Founded in 1985, America Online, Inc., (the "Company") based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies and electronic commerce services. The Company operates two worldwide subscription based Internet online services, the AOL service, with more than 21 million members, and the CompuServe service, with more than 2.5 million members; several leading Internet brands including ICQ, AOL Instant Messenger and Digital City, Inc.; the Netscape Netcenter and AOL.COM Internet portals; the Netscape Communicator client software, including the Netscape Navigator browser; AOL MovieFone, the nation's number one movie listing guide and ticketing service; and Spinner and Nullsoft, leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc., the Company also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

Consolidated Results of Operations

         Revenues

         The following table and discussion highlights the revenues of the Company for the three and six months ended December 31, 1999 and 1998:


                                      Three Months Ended                 Six Months Ended
                                         December 31,                       December 31,
                                      1999            1998              1999            1998
                                --------------- ---------------    --------------- ---------------
                                                      (Dollars in millions)
Revenues:
Subscription services...........$1,067   65.8%  $  786   68.5%      $2,062   66.8%  $1,509   70.3%
Advertising, commerce and other..  437   27.0      244   21.2          787   25.5      419   19.5
Enterprise solutions.............  117    7.2      118   10.3          239    7.7      219   10.2
                                ------- ------- ------- -------    ------- ------- ------- -------
Total revenues..................$1,621  100.0%  $1,148  100.0%      $3,088  100.0%  $2,147  100.0%


              Subscription Services Revenues

         For the three months ended December 31, 1999, subscription services revenues, which are generated mainly from subscribers paying a monthly membership fee, increased from $786 million to $1,067 million, or 36%, over the three months ended December 31, 1998. This increase was primarily attributable to a 33% increase in the average number of revenue generating subscribers for the three months ended December 31, 1999, compared to the three months ended December 31, 1998, as well as a 2% increase in the average monthly subscription services revenue per revenue generating subscriber.

         For the six months ended December 31, 1999, subscription services revenues increased from $1,509 million to $2,062 million, or 37%, over the six months ended December 31, 1998. This increase was primarily attributable to a 34% increase in the average number of revenue generating subscribers for the six months ended December 31, 1999, compared to the six months ended December 31, 1998, as well as a 2% increase in the average monthly subscription services revenue per revenue generating subscriber.

         At December 31, 1999, the Company had approximately 20.5 million AOL service subscribers, including 17.4 million in the United States and 3.1 million in the rest of the world. Also at that date, the Company had approximately 2.5 million CompuServe service subscribers, with 1.6 million in the United States and 900,000 in the rest of the world. The Company also has approximately 740,000 worldwide custom solution subscribers on alternate branded services that are provided in conjunction with the Company's partners.

              Advertising, Commerce and Other Revenues

         The following table summarizes the material components of advertising, commerce and other revenues for the three and six months ended December 31, 1999 and 1998:


                                       Three Months Ended                  Six Months Ended
                                          December 31,                       December 31,
                                      1999            1998              1999            1998
                                --------------- ---------------    --------------- ---------------
                                                      (Dollars in millions)

Advertising and electronic
   commerce fees................$  352   80.5%   $ 188   77.1%       $  624   79.3%   $ 321   76.6%
Merchandise.....................    47   10.8       33   13.5            93   11.8       53   12.7
Other...........................    38    8.7       23    9.4            70    8.9       45   10.7
                                ------- ------- ------- -------     ------- ------- ------- -------
Total advertising, commerce

   and other revenues...........$  437  100.0%   $ 244  100.0%       $  787  100.0%   $ 419  100.0%


         Advertising, commerce and other revenues, which consist principally of advertising and related revenues, fees associated with commerce and the sale of merchandise across the Company's multiple brands, increased by 79%, from $244 million in the quarter ended December 31, 1998 to $437 million in the quarter ended December 31, 1999. For the six months ended December 31, 1999, advertising, commerce and other revenues increased 88% from $419 million in the six months ended December 31, 1998 to $787 million in the six months ended December 31, 1999.

         Advertising and commerce fees increased by 87%, from $188 million in the three months ended December 31, 1998 to $352 million in the three months ended December 31, 1999. Advertising and commerce fees increased by 94%, from $321 million in the six months ended December 31, 1998 to $624 million in the six months ended December 31, 1999. These increases are primarily attributable to additional advertising on the Company's AOL service, Netcenter portal, and from the Company's other brands, as well as an increase in commerce fees. At December 31, 1999, the Company's advertising and commerce backlog, representing the contract value of advertising and commerce agreements signed, less revenues already recognized from these agreements, was approximately $2.4 billion, up approximately $1.7 billion from December 31, 1998. Merchandise sales increased by 42%, from $33 million in the three months ended December 31, 1998 to $47 million in the three months ended December 31, 1999. Merchandise sales increased by 75%, from $53 million in the six months ended December 31, 1998 to $93 million in the six months ended December 31, 1999. These increases are mainly attributable to improved response rates to advertising, as well as a larger base of subscribers.

              Enterprise Solutions Revenues

         Enterprise solutions revenues, which consist principally of product licensing fees and fees from technical support, consulting and training services decreased by 1%, from $118 million in three months ended December 31, 1998 to $117 million in the three months ended December 31, 1999. For the six months ended December 31, 1999, Enterprise solutions revenues increased by 9%, from $219 million in six months ended December 31, 1998 to $239 million in the six months ended December 31, 1999. The increase was primarily driven by revenues generated from the alliance with Sun Microsystems, Inc., which did not exist during the three and six months ended December 31, 1998.

         Costs and Expenses

         The following table and discussion highlights the costs and expenses of the Company for the three and six months ended December 31, 1999 and 1998:


                                         Three Months Ended                   Six Months Ended
                                              December 31,                       December 31
                                         1999            1998               1999            1998
                                   --------------- ---------------     --------------- ---------------
                                                           (Dollars in millions)

Total revenues.................... $1,621  100.0%  $1,148  100.0%       $3,088  100.0%  $2,147  100.0%

Costs and expenses:
Cost of revenues.................. $  830   51.2%  $  640   55.7%       $1,621   52.5%  $1,223   57.0%
Sales and marketing...............    261   16.1      202   17.6           470   15.2      376   17.5
Product development...............     74    4.6       70    6.1           141    4.6      137    6.4
General and administrative........    150    9.3       95    8.3           267    8.6      177    8.2
Amortization of goodwill and
   other intangible assets........     17    1.0       16    1.4            35    1.1       32    1.5
Merger charges....................      5    0.3        2    0.2             5    0.2        2    0.1
                                   ------- ------- ------- -------     ------- ------- ------- -------
Total costs and expenses.......... $1,337   82.5%  $1,025   89.3%       $2,539   82.2%  $1,947   90.7%


              Cost of Revenues

         Cost of revenues includes network-related costs, consisting primarily of data network costs; personnel and related costs associated with operating the data centers, data network and providing customer support; billing, consulting and technical support/training; host computer and network equipment costs; and the costs of merchandise sold. For the three months ended December 31, 1999, cost of revenues increased from $640 million to $830 million, or 30%, over the three months ended December 31, 1998, and decreased as a percentage of total revenues from 55.7% to 51.2%. For the six months ended December 31, 1999, cost of revenues increased from $1,223 million to $1,621 million or 33% over the six months ended December 31, 1998, and decreased as a percentage of total revenues from 57% to 52.5%.

         The increase in cost of revenues in the three and six months ended December 31, 1999 compared to the same periods ending December 31, 1998, was primarily attributable to increases in data network costs, as well as personnel and related costs associated with operating the data centers, data network and providing customer support; billing, consulting and technical support/training. Data network costs increased primarily as a result of the larger customer base and increased usage per customer. Personnel and related costs associated with operating the data centers, data network and providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, larger customer base and increased subscription services revenues.

         The decrease in cost of revenues as a percentage of total revenues in the three and six months ended December 31, 1999 compared to the same periods ending December 31, 1998, was primarily attributable to growth of the higher margin advertising, commerce and other revenues, as well as a decrease in network-related costs as a percentage of subscription services revenue. The decrease in network-related costs as a percentage of subscription services revenue was primarily driven by a 21% decrease in the hourly network cost for the three months ended December 31, 1999. The decrease in the hourly network costs is mainly due to efficiencies the Company continues to gain as a result of its size and scale as well as lower negotiated rates with its network providers. This decrease was mostly offset by an increase in daily member usage, from an average of nearly 48 minutes per day in the three months ended December 31, 1998 to an average of 57 minutes per day in the three months ended December 31, 1999.

              Sales and Marketing

         Sales and marketing expenses include the costs to acquire and retain subscribers, the operating expenses associated with the sales and marketing organizations and other general marketing costs to support the Company's multiple brands. For the three months ended December 31, 1999, sales and marketing expenses increased from $202 million to $261 million, or 29%, over the three months ended December 31, 1998, and decreased as a percentage of total revenues from 17.6% to 16.1%. For the six months ended December 31, 1999, sales and marketing expenses increased from $376 million to $470 million, or 25% over the six months ended December 31, 1998, and decreased as a percentage of total revenues from 17.5% to 15.2%. The increase in sales and marketing expenses for the three and six months ended December 31, 1999 was primarily attributable to an increase in direct subscriber acquisition costs related to the AOL and CompuServe services and brand advertising across multiple brands, including a one-time charge of $30 million for the acquisition of Gateway.net subscribers. The decrease in marketing expenses as a percentage of total revenues for the three and six months ended December 31, 1999 was primarily a result of the substantial growth in total revenues. Excluding the one-time charge of $30 million, sales and marketing was 14.3% and 14.2 % of total revenues for the three and six months ended December 31, 1999, respectively.

              Product Development

         Product development costs include research and development expenses and other product development costs. For the three months ended December 31, 1999, product development costs increased from $70 million to $74 million, or 6% over the three months ended December 31, 1998, and decreased as a percentage of total revenues from 6.1% to 4.6%. For the six months ended December 31, 1999, product development costs increased from $137 million to $141 million, or 3% over the six months ended December 31, 1998, and decreased as a percentage of total revenues from 6.4% to 4.6%. The increase in product development costs for the three and six months ended December 31, 1999 was primarily attributable to an increase in personnel costs as a result of an increase in the number of technical employees to support additional products across multiple brands. The decrease in product development costs as a percentage of total revenues for the three and six months ended December 31, 1999 was primarily a result of the substantial growth in total revenues.

          General and Administrative

     For the three months ended December 31, 1999, general and administrative expenses increased from $95 million to $150 million, or 58%, over the three months ended December 31, 1998, and increased as a percentage of total revenues from 8.3% to 9.3%. For the six months ended December 31, 1999, general and administrative expenses increased from $177 million to $267 million, or 51% over the six months ended December 31, 1998 and increased as a percentage of total revenues from 8.2% to 8.6%. The increase in general and administrative costs and the increase in general and administrative costs as a percentage of total revenue, for the three and six months ended December 31, 1999 was primarily attributable to higher personnel costs, including payroll taxes associated with employee stock option exercises, as well as an increase in bad debt expense related to the growth in membership coupled with the Company testing extended and alternative collection processes.

              Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets increased to $17 million in the three months ended December 31, 1999 from $16 million in the three months ended December 31, 1998. Amortization of goodwill and other intangible assets increased to $35 million in the six months ended December 31, 1999 from $32 million in the six months ended December 31, 1998. The increase in amortization expense in the three and six months ended December 31, 1999 is primarily attributable to goodwill associated with the acquisition of the CompuServe online service in January 1998, with minor subsequent adjustments.

              Other Income, Net

         Other income, net consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company recorded other income of $160 million and $16 million in the three months ended December 31, 1999 and 1998, respectively. The Company recorded other income of $197 million and $21 million in the six months ended December 31, 1999 and 1998, respectively. The increase in other income in the three and six months ended December 31, 1999 was primarily attributable to a one-time gain of $111 million from the Company's investment in Sandpiper, which was acquired by Digital Island in December 1999, as well as an increase in interest income. The increase in interest income is due to a higher cash balance and interest earned on investments.

              Provision for Income Taxes

         The provision for income taxes was $173 million and $24 million in the three months ended December 31, 1999 and 1998, respectively. The provision for income taxes was $291 million and $30 million in the six months ended December 31, 1999 and 1998 respectively. Income tax expense for the three months ended December 31, 1999 includes $172 million for U.S. federal and state income taxes and $1 million for foreign taxes. Income tax expense for the six months ended December 31, 1999 includes $289 million for U.S. federal and state income taxes and $2 million for foreign taxes. As of December 31,1999, the Company had net operating loss carryforwards of approximately $10.2 billion, primarily resulting from stock option exercises, available to offset future U.S. federal taxable income.

Segment Results of Operations

         The Company operates two major lines of business: Interactive Online Services and Enterprise Solutions. For further information regarding segments, refer to Note 5 of the Notes to Consolidated Financial Statements.

         A summary of the segment financial information is as follows:


                                               Three months ended           Six months ended
                                                  December 31,               December 31,
                                                1999         1998         1999         1998
                                           ------------  -----------   ------------  -----------
                                                            (Amounts in millions)

     Revenues:
     Interactive Online Services...........     $1,504       $1,030         $2,849       $1,928
     Enterprise Solutions..................        117          118            239          219
                                           ------------  -----------   ------------  -----------
         Total revenues....................     $1,621       $1,148         $3,088       $2,147

     Income (loss) from operations:

     Interactive Online Services (1).......     $  381       $  206         $  713       $  358
     Enterprise Solutions  (2).............         22           (4)            48          (11)
     General & Administrative..............       (114)         (77)          (207)        (145)
     Other  (3)............................         (5)          (2)            (5)          (2)
                                           ------------  -----------   ------------  -----------
         Total income from operations......     $  284       $  123         $  549      $   200


1. For the three months ended December 31, 1999 and 1998, Interactive Online Services include goodwill and other intangible assets amortization of $17 million and $16 million, respectively. For the six months ended December 31, 1999 and 1998, Interactive Online Services include goodwill and other intangible assets amortization of $35 million and $32 million, respectively.

2. Enterprise Solutions amortization of goodwill and other intangible assets is immaterial for all periods presented.

3.   Other represents merger related costs.

         For an overview of the segment revenues, refer to the consolidated results of operations discussion earlier in this section.

         Interactive Online Services income from operations increased from $206 million in the three months ended December 31, 1998 to $381 million in the three months ended December 31, 1999 and increased from $358 million in the six months ended December 31, 1998 to $713 million in the six months ended December 31, 1999. These increases are primarily the result of increases in subscription services revenues and advertising, commerce and other revenues, coupled with improved margins and a decrease in marketing expenses as a percentage of total revenues.

         Enterprise Solutions income (loss) from operations improved from a loss of $(4) million in the three months ended December 31, 1998 to income of $22 million in the three months ended December 31, 1999 and a loss of $(11) million in the six months ended December 31, 1998 to income of $48 million in the six months ended December 31, 1999. These improvements were mainly attributable to the increase in revenues, as well as a decline in operating expenses, as the Company began to realize efficiencies from using the Company's infrastructure to support the Enterprise Solutions segment, as well as the other lines of businesses. In addition, Enterprise Solutions is experiencing benefits from the Sun Alliance, which was not in place a year ago.

Liquidity and Capital Resources

         The Company is currently financing its operations primarily through cash generated from operations. In addition, the Company has generated cash from the sale of its capital stock, the sale of its convertible notes and the sale of marketable securities it held. The Company has financed its investments in telecommunications equipment principally through leasing. Net cash provided by operating activities was $796 million and $298 million in the six months ended December 31, 1999 and 1998, respectively, and increased primarily due to the Company's increase in net income before taxes. Net cash used in investing activities was $617 million and $133 million in the six months ended December 31, 1999 and 1998, respectively, and increased mainly due to the Company's purchases of property and equipment as well as investments including available-for-sale securities. Net cash provided by financing activities was $1,469 million and $689 million in the six months ended December 31, 1999 and 1998, respectively. Included in financing activities for the six months ended December 31, 1999 was $1,250 million in proceeds from the issuance of convertible debt. Included in financing activities for the six months ended December 31, 1998, was $550 million in aggregate net proceeds from a public offering of its common stock. The Company currently has approximately $3.8 billion available under a shelf registration filed in May 1999.

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

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

         The following table and discussion summarizes EBITDA for the three and six months ended December 31, 1999 and 1998:

                            Three Months Ended              Six Months Ended
                              December 31,                    December 31,
                            1999         1998              1999         1998
                        ------------  ------------     ------------  -----------
                                         (Amounts in millions)

EBITDA..................    $400           $201            $742           $335

         The Company has modified its calculation of EBITDA to now exclude interest income as well as interest expense. The Company defines EBITDA as net income plus: (1) provision/(benefit) for income taxes, (2) interest, (3) depreciation and amortization and (4) special one-time charges/(gains). EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with accounting principles generally accepted in the United States. In addition, EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

         For the three months ended December 31, 1999, EBITDA increased from $201 million to $400 million or 99% over the three months ended December 31, 1998. The EBITDA margin (EBITDA divided by total revenues) increased from 12.4% for the three months ended December 31, 1998 to 24.7% for the three months ended December 31, 1999. For the six months ended December 31, 1999, EBITDA increased from $335 million to $742 million or 123% over the six months ended December 31, 1998. The EBITDA margin increased from 15.6% for the six months ended December 31, 1998 to 24.0% for the six months ended December 31, 1999. In addition, the incremental EBITDA margin (the current quarter increase over the year ago quarter in EBITDA of $199 million divided by the increase in revenues of $473 million for the same periods) increased to nearly 42%. This increase in the incremental EBITDA margin is mainly due to the shared infrastructure that supports the Company's multiple brands; as these brands begin to generate additional revenues, a larger percentage of each incremental dollar flows to EBITDA.

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

         In 1997, the Company appointed a Year 2000 Task Force to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. This Task Force has overseen testing and is continuing its assessment of the compliance company-wide. The Company's system hardware components, client and host software, current versions of Netscape software products and corporate business and information systems have been tested and continue to be reviewed. To date, the Company has experienced few problems related to Year 2000 compliance, and the problems that have been identified either have been addressed or are in the process of being addressed. The Company is not aware of any remaining significant problems related to Year 2000 issues but is continuing to monitor the status of suppliers and vendors. There can be no assurance that the Company or one of the entities it does business with will not experience a Year 2000 problem that could have an effect on America Online.

         The costs incurred through January 25, 2000 to address Year 2000 compliance were approximately $20 million. The Company currently estimates it will incur a total of approximately $21 million in costs to support its compliance initiatives.

Forward-Looking Statements

         This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements regarding the following subjects are forward-looking: the proposed AOL/Time Warner merger; future financial and operating results; anticipated subscriber, usage and commerce growth; new and developing markets, products, services, features and content; anticipated timing and benefits of acquisitions and other alliances and relationships; the availability, benefits, and timing of deployment of new access and distribution technologies; and regulatory developments, including the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

         The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Some of these factors and uncertainties include: inability to obtain, or meet conditions imposed for, governmental approvals for the AOL/Time Warner merger; failure of the Company's or Time Warner stockholders to approve the merger; costs related to the merger; the risk that the Company and Time Warner businesses will not be integrated successfully; and other economic, business, competitive and/or regulatory factors affecting the Company's business generally. For a discussion of other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

         Please see Note 8 to the Notes to Consolidated Financial Statements included herewith.

Item 2.    Changes in Securities and Use of Proceeds

         On November 30, 1999, the Company acquired Tegic Communications, Inc. in exchange for the issuance of 4,614,300 shares of Company Common Stock. The Company also reserved 180,280 shares of Company Common Stock for issuance pursuant to warrant agreements and non-plan stock options. The private placement is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         On December 22, 1999, the Company acquired $200 million (2,725,026 shares) of Gateway common stock in exchange for $100 million in cash and $100 million (1,212,396 shares) of the Company's common stock in connection with the strategic relationship with Gateway, Inc.

Item 4.    Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders on October 28, 1999. Following are descriptions of the matters voted on and the results of such meeting:


                                                                          Number of Shares

                    Matter Voted On                              For             Against         Abstain

1.    Election of Directors:
         Stephen M. Case                                       960,909,057        3,623,411          N/A
         Thomas Middelhoff                                     960,970,099        3,562,369          N/A
         Marjorie Scardino                                     960,958,094        3,574,374          N/A

2.   Amendment of Restated Certificate of                      832,975,502      128,466,122          3,090,844
     Incorporation to increase the number of authorized
     shares

3.    Approval of the Company's 1999 Stock Plan                710,505,063      246,826,087          7,201,318

4.    Approval of the Company's Executive Incentive            935,454,630       21,217,993          7,859,845
      Plan

5.    Proposal to ratify the appointment of Ernst &            960,609,314        1,070,478          2,852,676
      Young, LLP as the Company's independent public
      accountants for the fiscal year ended June 30, 2000

Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K


Form               Item #     Description                                          Filing Date
----               ------     -----------                                          -----------
Form 8-K           5, 7       Filed to incorporate by reference the Underwriting   December 2, 1999
                              Agreement, Form of Indenture, Form of Supplemental
                              Indenture and Form T-1

Form 8-K           5, 7       Announcement of entering into an Agreement and       December 29, 1999
                              Plan of Merger, dated as of December 21, 1999 with
                              MapQuest.com, Inc.

                              Announcement   of  strategic   relationship   with
                              Gateway, Inc.

                              AMERICA ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICA ONLINE, INC.


DATE: February 14, 2000                SIGNATURE:  /s/Stephen M. Case
                                                   Stephen M. Case
                                                   Chairman of the Board and
                                                   Chief Executive Officer

DATE: February 14, 2000                SIGNATURE:  /s/J. Michael Kelly
                                                   J. Michael Kelly
                                                   Senior Vice President and
                                                   Chief Financial Officer