Form 10-Q
period 2000-03-31
AMERICA ONLINE INC
filed 2000-05-15
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended: March 31, 2000

                                       OR

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from to

                             Commission File Number:

                                    001-12143

                              America Online, Inc.

             (Exact name of registrant as specified in its charter)

           Delaware                              54-1322110
  ------------------------------            ------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                   22000 AOL Way, Dulles, Virginia 20166-9323

              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:    (703) 265-1000

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

Title of each class
Common stock $.01 par value
Shares outstanding on April 30, 2000...............................2,297,387,025

                              AMERICA ONLINE, INC.

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2000
         and June 30, 1999                                                     3

         Condensed Consolidated Statements of Operations - Three and nine
         months ended March 31, 2000 and 1999                                  4

         Condensed Consolidated Statements of Cash Flows - Nine
         months ended March 31, 2000 and 1999                                  5

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity - Nine months ended March 31, 2000               6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

PART II. OTHER INFORMATION                                                    22

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities and Use of Proceeds                            22

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     38

Signatures                                                                    39



                              AMERICA ONLINE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    (Amounts in millions, except share data)

                                                                                         March 31,  June 30,
                                                                                          2000         1999
                                                                                      -------------  -------
                                                                                       (Unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents...........................................................      $ 2,655     $  887
Short-term investments..............................................................          482        537
Trade accounts receivable, less allowances of $69 and $54, respectively.............          397        323
Other receivables...................................................................          271         79
Prepaid expenses and other current assets...........................................          395        153
                                                                                      ------------  --------
Total current assets................................................................        4,200      1,979

Property and equipment at cost, net.................................................          991        657

Other assets:
Investments including available-for-sale securities.................................        4,791      2,151
Product development costs, net......................................................          135        100
Goodwill and other intangible assets, net...........................................          432        454
Other assets........................................................................          240          7
                                                                                      ------------  --------
                                                                                          $10,789     $5,348
                                                                                      ============ =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable..............................................................      $   169     $   74
Other accrued expenses and liabilities..............................................          933        795
Deferred revenue....................................................................          941        646
Accrued personnel costs.............................................................          207        134
Deferred network services credit....................................................           76         76
                                                                                      ------------  --------
Total current liabilities...........................................................        2,326      1,725

Long-term liabilities:
Notes payable.......................................................................        1,622        348
Deferred revenue....................................................................          269         30
Other liabilities...................................................................           13         15
Deferred network services credit....................................................          140        197
                                                                                      ------------  --------
Total liabilities...................................................................        4,370      2,315

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued
  or outstanding at March 31, 2000 and June 30, 1999...............................            -          -
Common stock, $.01 par value; 6,000,000,000 shares authorized,
  2,295,279,273 and 2,201,787,866 shares issued and outstanding at
  March 31, 2000 and June 30, 1999, respectively....................................           23         22
Additional paid-in capital..........................................................        4,283      2,692
Accumulated other comprehensive income - unrealized gain on
  available-for-sale securities, net................................................        1,062        168
Retained earnings...................................................................        1,051        151
                                                                                      ------------  --------
Total stockholders' equity..........................................................        6,419      3,033
                                                                                      ------------  --------
                                                                                          $10,789     $5,348
                                                                                      ============ =========

                             See accompanying notes.



                              AMERICA ONLINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  (Amounts in millions, except per share data)

                                   (Unaudited)

                                                     Three months ended    Nine months ended
                                                          March 31,            March 31,
                                                       2000      1999       2000       1999
                                                      -------  --------    -------  --------
Revenues:
Subscription services.................................$1,153    $  869     $3,215    $2,378
Advertising, commerce and other.......................   557       275      1,344       694
Enterprise solutions..................................   126       109        365       328
                                                      -------  --------    -------  --------
Total revenues........................................ 1,836     1,253      4,924     3,400

Costs and expenses:
Cost of revenues......................................   937       693      2,558     1,916
Sales and marketing...................................   266       218        706       594
Product development...................................    76        80        217       217
General and administrative............................   156       120        423       297
Amortization of goodwill and other intangible assets..    20        17         55        49
Merger and restructuring charges......................     -        78          5        80
                                                      -------  --------    -------  --------
Total costs and expenses.............................. 1,455     1,206      3,964     3,153

Income from operations... ............................   381        47        960       247
Other income, net.....................................   336       587        533       608
                                                      -------  --------    -------  --------
Income before provision for income taxes..............   717       634      1,493       855
Provision for income taxes............................  (280)     (223)      (583)     (253)
                                                      -------  --------    -------  --------
Net income............................................$  437    $  411     $  910    $  602
                                                      =======  ========    =======  ========

Earnings per share:
Earnings per share-basic..............................$ 0.19    $ 0.20     $ 0.40    $ 0.29
Earnings per share-diluted............................$ 0.17    $ 0.16     $ 0.35    $ 0.24
Weighted average shares outstanding-basic............. 2,287     2,088      2,255     2,044
Weighted average shares outstanding-diluted........... 2,595     2,574      2,593     2,531



                             See accompanying notes.


                              AMERICA ONLINE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (Amounts in millions)

                                   (Unaudited)

                                                                                        Nine months ended
                                                                                            March 31,
                                                                                         2000      1999
                                                                                        -------   -------
Cash flows from operating activities:

Net income ............................................................................ $  910   $  602
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charges.........................................................      2        7
Amortization of deferred network services credit.......................................    (57)     (57)
Depreciation and amortization..........................................................    264      216
Compensatory stock options.............................................................     10       19
Deferred income taxes..................................................................    568      253
Gain on available-for-sale securities..................................................   (403)    (570)
Changes in assets and liabilities, net of the effects of acquisitions and dispositions:
  Trade accounts receivable............................................................    (74)     (92)
  Other receivables....................................................................    (41)     (79)
  Prepaid expenses and other current assets............................................   (236)     (48)
  Other assets.........................................................................   (202)      (1)
  Investments including available-for-sale securities..................................   (267)      10
  Accrued expenses and other current liabilities.......................................    309      455
  Deferred revenue and other liabilities...............................................    530      214
                                                                                        -------  -------
Total adjustments......................................................................    403      327
                                                                                        -------  -------
Net cash provided by operating activities..............................................  1,313      929

Cash flows from investing activities:

Purchase of property and equipment.....................................................   (501)    (201)
Product development costs..............................................................    (60)     (32)
Proceeds from sale of investments including available-for-sale securities..............    227      606
Purchase of investments, including available-for-sale securities.......................   (804)    (214)
Proceeds of short-term investments, net................................................     54      132
Proceeds from acquisition/disposition of subsidiaries..................................     10       31
Other investing activities.............................................................    (42)     (49)
                                                                                        -------  -------
Net cash (used in) provided by investing activities.................................... (1,116)     273

Cash flows from financing activities:

Proceeds from issuance of common stock, net...........................................     333      778
Principal and accrued interest payments on debt.......................................     (13)     (13)
Payment of deferred finance costs and other financing activities, net.................     (30)       8
Proceeds from issuance of debt........................................................   1,281       29
                                                                                         ------  -------
Net cash provided by financing activities..............................................  1,571      802
                                                                                         ------  -------
Net increase in cash and cash equivalents..............................................  1,768    2,004
Cash and cash equivalents at beginning of period.......................................    887      677
                                                                                        -------  -------
Cash and cash equivalents at end of period............................................. $2,655   $2,681
                                                                                        =======  =======
Supplemental cash flow information Cash paid during the period for:

Interest............................................................................... $   11   $   10
                                                                                        =======  =======


                             See accompanying notes.



                              AMERICA ONLINE, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    (Amounts in millions, except share data)

                                   (Unaudited)

                                                                               Accumulated
                                                  Common Stock     Additional    Other
                                           -----------------------  Paid-In    Comprehensive     Retained
                                              Shares        Amount  Capital     Income, Net      Earnings     Total
                                           --------------  ------- ---------  ---------------  ------------ ---------

Balances at June 30, 1999.................  2,201,787,866    $ 22    $ 2,692     $   168          $ 151       $3,033
Effect of immaterial pooling..............      4,794,580       -         16           -            (10)           6
Common stock issued:
  Exercise of options, ESPP and other.....     85,297,731       1        333           -              -          334
  Amortization of compensatory
     stock options........................              -       -         10           -              -           10
Unrealized gain on available-for-sale
  securities, net.........................              -       -        549         894              -        1,443
Conversion of debt........................      2,136,799       -         13           -              -           13
Tax benefit related to stock options......              -       -        566           -              -          566
Other.....................................      1,262,297       -        104           -              -          104
Net income................................              -       -          -           -            910          910
                                           --------------  ------- ---------  ---------------  ------------ ---------
Balances at March 31, 2000................  2,295,279,273    $ 23    $ 4,283     $ 1,062         $1,051       $6,419
                                           ==============  ======= =========  ===============  ============ ===========


                             See accompanying notes.

                              AMERICA ONLINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company" or "America Online") and its wholly and majority owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, incorporated in Part II, Item 5 of this Form 10-Q, for the fiscal year ended June 30, 1999, which restate and supersede the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

Note 2.  Summary of Significant Accounting Policies

     Revenue Recognition. Subscription services revenues are recognized over the period that services are provided. In contractual arrangements in which the Company provides services to third party subscriber accounts, the Company records its subscription service revenue, net of associated service costs, over the period that services are provided. Other revenues, which consist principally of electronic commerce and advertising revenues, enterprise solutions sales which include software licenses and services, as well as data network service revenues, are recognized as the services are performed or when the goods are delivered. The Company generates advertising revenues based on two types of contracts, standard and non-standard. The revenues derived from standard advertising contracts (comparable to insertion orders), in which the Company provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. The revenues derived from non-standard advertising contracts, which provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized straight line over the term of the contract, provided the Company is meeting its obligations under the contract. Deferred revenue consists primarily of prepaid electronic commerce and advertising fees and monthly and annual prepaid subscription fees billed in advance.

         The Company enters into rebate and other promotional programs with its commerce partners. For its rebate programs, where there is a contract with the subscriber for a defined period of time, the Company capitalizes the costs of the rebates and amortizes the amount as a reduction of revenues over the period in which services are performed and/or goods are delivered. For other promotional programs, in which consumers are typically offered a subscription to the Company's subscription services at no charge as a result of purchasing a product from the commerce partner, the Company records subscription revenue on a straight-line basis, over the term of the service contract with the subscriber, the amounts received from the commerce partners, less any amounts paid for marketing to the commerce partners.

         Beginning in fiscal 1998, the Company adopted Statement of Position 97-2 "Software Revenue Recognition" as amended by Statement of Position 98-4. The effect of adoption did not have a material impact on the Company's results of operations. The Company recognizes the revenue allocable to software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company determines VSOE based on an established price list published by management having the relevant authority, which reflects the prices at which those elements are sold separately to third parties.

         Investments Including Available-For-Sale Securities. The Company has various investments, including foreign and domestic joint ventures, that are accounted for under the equity method of accounting. All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. To date, the Company's basis and current commitments in its investments accounted for under the equity method of accounting have been minimal. As a result, these investments have not significantly impacted the Company's results of operations or its financial position.

         Other investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. In addition, for investments in equity securities in which the Company is restricted from selling the equity securities within 12 months, the investments are accounted for under the cost method of accounting. When the restrictions on the sale of such securities lapse, the Company classifies and accounts for the securities as available-for-sale. Dividends and other distributions of earnings from investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of March 31, 2000 and June 30, 1999 such investments were recorded at the lower of cost or estimated net realizable value.

         The Company has classified all debt and equity securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

Note 3.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended March 31, 2000 and 1999:

                                                                Three months ended   Nine months ended
                                                                     March 31,          March 31,
     (in millions except for per share data)                       2000     1999      2000     1999
                                                                 -------- --------   -------- --------
     Basic earnings per share:
     Net income available to common shareholders................ $   437  $   411    $   910  $   602
                                                                 -------- --------   -------- --------
     Weighted average shares outstanding........................   2,287    2,088      2,255    2,044

     Basic earnings per share................................... $  0.19  $  0.20    $  0.40  $  0.29
                                                                 ======== ========   ======== ========

     Diluted earnings per share:

     Net income available to common shareholders................ $   437  $   411    $   910  $   602
     Interest on convertible debt, net of tax...................       2        4          5       12
                                                                 -------- --------   -------- --------
     Adjusted net income available to common shareholders
        assuming conversion..................................... $   439  $   415    $   915  $   614
                                                                 -------- --------   -------- --------
     Weighted average shares outstanding........................   2,287    2,088      2,255    2,044
     Effect of dilutive securities:
        Employee stock options..................................     270      388        299      380
        Warrants................................................       -       45          -       53
        Convertible debt........................................      38       53         39       54
                                                                 -------- --------   -------- --------
     Adjusted weighted average shares and assumed conversions...   2,595    2,574      2,593    2,531
                                                                 ======== ========   ======== ========
     Diluted earnings per share................................. $  0.17  $  0.16    $  0.35  $  0.24
                                                                 ======== ========   ======== ========

     The diluted share base for the three and nine months ended March 31, 2000 excludes incremental weighted shares of 13,538,446 and 2,022,592, respectively, related to convertible subordinated notes. These shares are excluded due to their antidilutive effect as a result of adjusting net income by $6 million and $8 million, respectively, for interest expense net of tax that would be forfeited if the notes were converted to equity.

Note 4.  Comprehensive Income

         For the three months ended March 31, 2000 and 1999, comprehensive income was $32 million and $515 million, respectively. For the nine months ended March 31, 2000 and 1999, comprehensive income was $1.8 billion and $688 million, respectively. The difference between net income and comprehensive income for each period presented is due to net unrealized gains or losses on available-for-sale securities.

Note 5.  Merger and Restructuring Charges

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

o Approximately $78 million of direct costs primarily related to the mergers of Netscape Communications Corporation ("Netscape") and When, Inc. and the Company's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities. This charge primarily consisted of investment banker fees, severance and other personnel costs (related to the elimination of approximately 850 positions), fees for legal and accounting services and other expenses directly related to the transaction.

o Approximately $2 million in merger related costs in connection with the merger of AtWeb, Inc. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs and other related charges in connection with the transaction.

         The following table summarizes the activity during the nine months ended March 31, 2000 for the charges recorded during fiscal 1999. The balance of the restructuring accrual is included in other accrued expenses and liabilities on the consolidated balance sheet and is expected to be substantially paid by the end of this fiscal year.


                                             Balance                              Balance
                                             June 30,      Non Cash              March 31,
                                               1999         Items     Payments      2000
                                           -------------   --------   --------    --------
                                                          Amounts in millions)
         Banking, legal, regulatory
           and accounting fees...........       $ 4            $ -       $ (4)      $ -
         Severance and related costs.....        11             (2)        (7)        2
         Facilities shutdown costs.......         8              -         (1)        7
         Miscellaneous expenses..........        (3)             -          -        (3)
                                           -------------   --------   --------    --------
         Total...........................       $20           $ (2)      $(12)      $ 6
                                           =============   ========   ========    ========

Note 6.  Segment Information

      Effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. In determining operating segments, the Company reviewed the current management structure reporting to the chief operating decision-maker ("CODM") and analyzed the reporting the CODM receives to allocate resources and measure performance.

      The Company currently has four operating segments that share the same infrastructure.

      The Interactive Services Group operates the Company's interactive products: the AOL, CompuServe and custom solution services and their related brand and product extensions; Netscape Netcenter; and the Netscape Communicator client software, including the Netscape Navigator browser. The Interactive Services group also contains the new products group which has responsibility for broadband development and AOL devices like AOL TV, and is charged with rapidly delivering high-quality, world-class products, features and functionality across all branded services and properties.

      The Interactive Properties Group oversees ICQ, Digital City, MovieFone, Digital Marketing Services (DMS), Spinner and Nullsoft, developer of the Winamp and SHOUTcast brands. This group is responsible for building new revenue streams by seeking out opportunities to build or acquire branded properties that operate across multiple services or platforms.

         The AOL International Group oversees the AOL, CompuServe and Netscape Online services outside of the U.S. The AOL International Group operates the AOL, CompuServe and Netscape Online brands in Europe with its joint venture partner Bertelsmann AG; AOL Canada with its joint venture partner Royal Bank of Canada; AOL Japan with its joint venture partners Mitsui and Nikkei; AOL Latin America with its joint venture partner the Cisneros Group; AOL Hong Kong with China Internet Corporation and its affiliate, China.com Corporation; and AOL in Australia with its joint venture partner AAPT Limited.

      The Enterprise Solutions segment is comprised of the Netscape Enterprise Group. This segment focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services historically have enabled businesses and users to share information, manage networks and facilitate electronic commerce.

     In November 1998, America Online entered into a strategic alliance with Sun Microsystems, Inc., a leader in network computing products and services, to accelerate the growth of electronic commerce. The strategic alliance provides that, over a three-year period, the Company will develop and market, together with Sun, iPlanet client software and network application and server software for electronic commerce, extended communities and connectivity, including software based in part on the Netscape code base, on Sun code and technology and on certain America Online services features, to business enterprises. In combination with dedicated resources from Sun, the Netscape Enterprise Group delivers easy-to-deploy, end-to-end solutions to help business partners and other companies put their businesses online.

         The Interactive Services Group and the Netscape Enterprise Group are the only two reportable segments. The results of the Interactive Properties Group and the AOL International Group have been combined in the "other segments" row shown below. Prior period information has been restated to conform to the current presentation. There are no intersegment revenues between the four operating segments. Shared support service functions such as human resources, facilities management and other infrastructure support groups are allocated based on usage or headcount, where practical, to the four operating segments. Charges that cannot be allocated are reported as general & administrative costs and are not allocated to the segments. Special charges determined to be significant are reported separately in the Condensed Consolidated Statements of Operations and are not assigned or allocated to the segments. All other accounting policies are applied consistently to the segments, where applicable.

         A summary of the segment financial information is as follows:

                                               Three months ended           Nine months ended
                                                    March 31,                   March 31,
                                                2000         1999           2000         1999
                                           ------------   -----------   ------------  -----------
                                                            (Amounts in millions)

     Revenues:
     Interactive Online Services.(1).......     $1,605       $1,121         $4,326       $3,020
     Enterprise Solutions.(2)..............        126          109            365          328
     Other segments.(3)....................        105           23            233           52
                                           ------------   -----------   ------------  -----------
         Total revenues....................     $1,836       $1,253         $4,924       $3,400

     Income (loss) from operations:

     Interactive Online Services.(1).......     $  430       $  283         $1,145       $  662
     Enterprise Solutions.(2)..............         24          (32)            71          (43)
     Other segments.(3)....................         37          (16)            66          (38)
     General & Administrative.(4)..........       (110)        (110)          (317)        (254)
     Other (5).............................          -          (78)            (5)         (80)
                                           ------------   -----------   ------------  -----------
         Total income from operations......     $  381       $   47         $  960       $  247


1. For the three months ended March 31, 2000 and 1999, the Interactive Online Services Group includes online service revenues of $1,153 million and $869 million, respectively, advertising, commerce and other revenues of $452 million and $252 million, respectively, and goodwill and other intangible assets amortization of $13 million and $10 million, respectively. For the nine months ended March 31, 2000 and 1999, the Interactive Online Services Group includes online service revenues of $3,215 million and $2,378 million, respectively, advertising, commerce and other revenues of $1,111 million and $642 million, respectively, and goodwill and other intangible assets amortization of $33 million and $23 million, respectively.

2. For the three and nine months ended March 31, 2000 and 1999, the Enterprise Solutions segment is comprised solely of enterprise revenues. For the nine months ended March 31, 2000 and 1999, the Enterprise Solutions segment includes goodwill and other intangible asset amortization of $0 million and $5 million, respectively.

3. For the three and nine months ended March 31, 2000 and 1999, Other segments are comprised solely of advertising, commerce and other revenues. For the three months ended March 31, 2000 and 1999, Other segments include goodwill and other intangible assets amortization of $7 million and $7 million, respectively. For the nine months ended March 31, 2000 and 1999, Other segments include goodwill and other intangible assets amortization of $22 million and $21 million, respectively.

4.   Bad Debt has been allocated to the applicable segment.
5.   Other consists of merger related costs.

Note 7.  Notes Payable

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

Note 8.  Subsequent Events

         As of May 10, 2000 the fair market value of the Company's investments including available-for-sale securities had declined approximately $900 million from approximately $4.8 billion as of March 31, 2000 to approximately $3.9 billion.

Note 9.  Legal Proceedings

         Several complaints have been filed and remain pending in the Delaware Court of Chancery naming as defendants one or more of America Online, the directors of America Online, Time Warner Inc. and the directors of Time Warner. The complaints purport to be filed on behalf of holders of America Online stock or Time Warner stock, as applicable, and allege breaches of fiduciary duty by the applicable company and its directors or aiding and abetting breaches of fiduciary duty by the other company and its directors in connection with the proposed merger of America Online and Time Warner. The plaintiffs in each case seek to enjoin completion of the merger and/or damages. The Company intends to defend against these lawsuits vigorously.

         The Department of Labor ("DOL") is investigating the applicability of the Fair Labor Standards Act ("FLSA") to the Company's Community Leader program. The Company believes the Community Leader program reflects industry practices, that the Community Leaders are volunteers, not employees, and that the Company's actions comply with the law. The Company is cooperating with the DOL, but is unable to predict the outcome of the DOL's investigation and cannot reasonably estimate a range of possible loss given the current status of the DOL's investigation. Former volunteers have sued the Company on behalf of an alleged class consisting of current and former volunteers, alleging violations of the FLSA and comparable state statutes. The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims or whether other former or current volunteers will file additional actions, nor can the Company reasonably estimate a range of possible loss given the current status of the litigation.

         America Online has been named as a defendant in several class action lawsuits that have been filed in state and federal courts. The complaints in these lawsuits contend that consumers and competing Internet service providers have been injured because of the default selection features in AOL 5.0. These cases are at a preliminary stage, but America Online does not believe they have merit and intends to contest them vigorously.

Note 10. Business Developments

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

         On December 22, 1999, the Company announced that it will acquire MapQuest.com, Inc. in an all-stock transaction. The Company expects to issue approximately 13 million shares of common stock. Stockholders of MapQuest.com will receive 0.31558 shares of AOL common stock for each share of MapQuest.com stock. The transaction is expected to close in June 2000, subject to various conditions, including customary regulatory approvals and the approval of MapQuest.com stockholders. The transaction will be accounted for as a pooling-of-interests.

         On March 17, 2000, America Online and Bertelsmann AG announced a global alliance to expand the distribution of Bertelsmann's media content and electronic commerce properties over America Online's interactive brands worldwide. America Online and Bertelsmann also announced an agreement to restructure their interests in the AOL Europe and AOL Australia joint ventures. This restructuring consists of a put and call arrangement for America Online to purchase, in two installments, Bertelsmann's 50% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion, payable at America Online's option in cash, America Online stock (or AOL Time Warner stock, if the merger has closed) or a combination of cash and stock. Bertelsmann has the right to require America Online to purchase 80% of its 50% interest in AOL Europe on January 31, 2002 for $5.3 billion and the remainder on July 1, 2002 for $1.45 billion. If Bertelsmann fails to exercise its put rights, America Online has the right to purchase 80% of Bertelsmann's 50% interest in AOL Europe between January 15, 2002 and January 15, 2003 for $6.5 billion and the remainder between June 30, 2002 and June 30, 2003 for $1.75 billion. In addition, the parties agreed that America Online would take immediate ownership of Bertelsmann's 50% interest in the parties' AOL Australia joint venture, subject to receipt of necessary regulatory approvals. Because Bertelsmann's first put option will not close until January 31, 2002, if exercised, America Online has not determined yet how it will fund the payment of the purchase price for its purchases of
Bertelsmann's interest in AOL Europe. America Online cannot predict if Bertelsmann will exercise its put rights, and America Online's call rights are not exercisable unless Bertelsmann fails to exercise its put rights. If Bertelsmann does not exercise its put rights, America Online will consider all pertinent factors at such time and during the exercisability period of its call rights in determining whether to exercise its call rights, including the performance and perceived value of AOL Europe at such time, conditions in the markets where AOL Europe operates, financial market conditions and America Online's (or AOL Time Warner's) business plans and financial situation. For the year ended June 30, 1999, AOL Europe's revenues are less than 10% of America Online's revenues and AOL Europe's net loss is less than 5% of America Online's net income. America Online anticipates that the primary impact of the potential acquisition of Bertelsmann's interest in AOL Europe on results of operations would be the amortization of $1 billion to $1.5 billion of goodwill each year. America Online does not anticipate an adverse impact from the potential acquisition on America Online's financial position because it will have the ability to pay the purchase price either in stock or cash, or a combination of the two, at its option. America Online believes it will have adequate resources from its cash reserves or from accessing the capital markets to make the required payment upon exercise of a put or call right, should it decide to pay in cash, and that following the merger, AOL Time Warner will be in a stronger position to make such payments than America Online alone would be.

Note 11. Recent Pronouncements

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. FIN 44 will be effective on July 1, 2000 and the Company will adopt it at that time. The Company believes the anticipated impact of adoption of FIN 44 will not be material to the earnings and financial position of the Company.

         The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company believes the anticipated impact of adoption of SFAS 133 will not be material to the earnings and financial position of the Company.

Note 12. Accounting Adjustment

     After consultation with the Staff of the Securities and Exchange Commission, the Company has adjusted its accounting to capitalize the acquisition cost of Gateway.net subscribers and amortize such cost over the term of the agreement. Such cost had previously been expensed in the quarter ended December 31, 1999. The effect of this adjustment on the three months ended
December 31, 1999 was to increase net income by $18 million and $0.01 per diluted share. The effect of this adjustment on the nine months ended March 31, 2000 was to increase net income by $17 million with no effect on diluted earnings per share.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Founded in 1985, America Online, Inc., (the "Company") based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies and electronic commerce services. The Company operates two worldwide subscription based Internet online services, the AOL service, with more than 22 million members, and the CompuServe service, with more than 2.7 million members; several leading Internet brands including ICQ, AOL Instant Messenger and Digital City, Inc.; the Netscape Netcenter and AOL.COM Internet portals; the Netscape Communicator client software, including the Netscape Navigator browser; AOL MovieFone, the nation's number one movie listing guide and ticketing service; and Spinner and Nullsoft, leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc., the Company also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

Consolidated Results of Operations

         Revenues

         The following table and discussion highlights the revenues of the Company for the three and nine months ended March 31, 2000 and 1999:


                                      Three Months Ended                 Nine Months Ended
                                            March 31,                         March 31,
                                      2000            1999              2000            1999
                                --------------- ---------------    --------------- ---------------
                                                      (Dollars in millions)
Revenues:
Subscription services...........$1,153   62.8%  $  869   69.4%      $3,215   65.3%  $2,378   70.0%
Advertising, commerce and other..  557   30.3      275   21.9        1,344   27.3      694   20.4
Enterprise solutions.............  126    6.9      109    8.7          365    7.4      328    9.6
                                ------- ------- ------- -------    ------- ------- ------- -------
Total revenues..................$1,836  100.0%  $1,253  100.0%      $4,924  100.0%  $3,400  100.0%


         Subscription Services Revenues

         For the three months ended March 31, 2000, subscription services revenues, which are generated mainly from subscribers paying a monthly membership fee, increased from $869 million to $1,153 million, or 33%, over the three months ended March 31, 1999. This increase was primarily attributable to a 36% increase in the average number of revenue generating subscribers for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, offset in part by a slight decrease in the average monthly subscription services revenue per revenue generating subscriber. The decrease in the average monthly subscription services revenue per revenue generating subscriber is due to the mix of multiple price points across the Company's subscription services.

         For the nine months ended March 31, 2000, subscription services revenues increased from $2,378 million to $3,215 million, or 35%, over the nine months ended March 31, 1999. This increase was primarily attributable to a 34% increase in the average number of revenue generating subscribers for the nine months ended March 31, 2000, compared to the nine months ended March 31, 1999, as well as a 1% increase in the average monthly subscription services revenue per revenue generating subscriber.

         At March 31, 2000, the Company had approximately 22.2 million AOL service subscribers, including 18.6 million in the United States and 3.6 million in the rest of the world. Also at that date, the Company had approximately 2.7 million CompuServe service subscribers, with 1.9 million in the United States and 852,000 in the rest of the world. The Company also has approximately 854,000 worldwide custom solution subscribers on alternate branded services that are provided in conjunction with the Company's partners.

         Advertising, Commerce and Other Revenues

         The following table summarizes the material components of advertising, commerce and other revenues for the three and nine months ended March 31, 2000 and 1999:


                                      Three Months Ended                  Nine Months Ended
                                           March 31,                          March 31,
                                      2000            1999              2000            1999
                                --------------- ---------------    --------------- ---------------
                                                       (Dollars in millions)

Advertising and electronic

   commerce fees................$  463   83.1%   $ 211   76.7%       $1,087   80.9%   $ 532   76.7%
Merchandise.....................    58   10.4       38   13.8           151   11.2       91   13.1
Other...........................    36    6.5       26    9.5           106    7.9       71   10.2
                                ------- ------- ------- -------     ------- ------- ------- -------
Total advertising, commerce

   and other revenues...........$  557  100.0%   $ 275  100.0%       $1,344  100.0%   $ 694  100.0%


         Advertising, commerce and other revenues, which consist principally of advertising and related revenues, fees associated with commerce and the sale of merchandise across the Company's multiple brands, increased by 103%, from $275 million in the quarter ended March 31, 1999 to $557 million in the quarter ended March 31, 2000. For the nine months ended March 31, 2000, advertising, commerce and other revenues increased 94% from $694 million in the nine months ended March 31, 1999 to $1,344 million in the nine months ended March 31, 2000.

         Advertising and electronic commerce fees increased by 119%, from $211 million in the three months ended March 31, 1999 to $463 million in the three months ended March 31, 2000. Advertising and electronic commerce fees increased by 104%, from $532 million in the nine months ended March 31, 1999 to $1,087 million in the nine months ended March 31, 2000. These increases are primarily attributable to additional advertising and electronic commerce fees on the Company's AOL service, as well as the Company's other branded services and portals. At March 31, 2000, the Company's advertising and commerce backlog, representing the contract value of advertising and commerce agreements signed, less revenues already recognized from these agreements, was approximately $2.7 billion, up approximately $1.3 billion from March 31, 1999. Merchandise sales increased by 53%, from $38 million in the three months ended March 31, 1999 to $58 million in the three months ended March 31, 2000. Merchandise sales increased by 66%, from $91 million in the nine months ended March 31, 1999 to $151 million in the nine months ended March 31, 2000. These increases are mainly attributable to improved response rates to advertising, as well as a larger base of subscribers.

                  Enterprise Solutions Revenues

         Enterprise solutions revenues, which consist principally of product licensing fees and fees from technical support, consulting and training services increased by 16%, from $109 million in three months ended March 31, 1999 to $126 million in the three months ended March 31, 2000. For the nine months ended March 31, 2000, Enterprise solutions revenues increased by 11%, from $328 million in the nine months ended March 31, 1999 to $365 million in the nine months ended March 31, 2000. The increase was primarily driven by revenues generated from the alliance with Sun Microsystems, Inc., which was formed in March 1999.

         Costs and Expenses

         The following table and discussion highlights the costs and expenses of the Company for the three and nine months ended March 31, 2000 and 1999:


                                           Three Months Ended                 Nine Months Ended
                                               March 31,                           March 31,
                                         2000            1999               2000            1999
                                   --------------- ---------------     --------------- ---------------
                                                          (Dollars in millions)

Total revenues.................... $1,836  100.0%  $1,253  100.0%       $4,924  100.0%  $3,400  100.0%

Costs and expenses:
Cost of revenues.................. $  937   51.0%  $  693   55.3%       $2,558   52.0    1,916   56.4%
Sales and marketing...............    266   14.5      218   17.4           706   14.3      594   17.5
Product development...............     76    4.1       80    6.4           217    4.4      217    6.4
General and administrative........    156    8.5      120    9.6           423    8.6      297    8.7
Amortization of goodwill and
   other intangible assets........     20    1.1       17    1.4            55    1.1       49    1.4
Merger charges....................      -      -       78    6.2             5    0.1       80    2.4
                                   ------- ------- ------- -------     ------- ------- ------- -------
Total costs and expenses.......... $1,455   79.2%  $1,206   96.3%       $3,964   80.5%  $3,153   92.8%


                  Cost of Revenues

         Cost of revenues includes network-related costs, consisting primarily of data network costs; personnel and related costs associated with operating the data centers, data network and providing customer support; billing, consulting and technical support/training; host computer and network equipment costs; and the costs of merchandise sold. For the three months ended March 31, 2000, cost of revenues increased from $693 million to $937 million, or 35%, over the three months ended March 31, 1999, and decreased as a percentage of total revenues from 55.3% to 51.0%. For the nine months ended March 31, 2000, cost of revenues increased from $1,916 million to $2,558 million or 34% over the nine months ended March 31, 1999, and decreased as a percentage of total revenues from 56.4% to 52.0%.

         The increase in cost of revenues in the three and nine months ended March 31, 2000 compared to the same period ending March 31, 1999, was primarily attributable to increases in data network costs; personnel and related costs associated with operating the data centers, data network and providing customer support; and costs related to the Company's new custom services, as well as increases in royalties, merchandise and billing expense as a result of increased member activity on the various services. Data network costs increased primarily as a result of the larger customer base and increased usage per customer. Personnel and related costs associated with operating the data centers, data network and providing customer support increased primarily as a result of the requirements of supporting a larger data network, larger customer base and increased subscription services revenues. Costs related to the Company's new custom services are a result of the Company's agreement with Gateway, Inc.

         The decrease in cost of revenues as a percentage of total revenues in the three and nine months ended March 31, 2000 compared to the same periods ending March 31, 1999, was primarily attributable to growth of the higher margin advertising, commerce and other revenues, as well as a decrease in network-related costs as a percentage of subscription services revenue. The decrease in network-related costs as a percentage of subscription services revenue was primarily driven by a 14% decrease in the hourly network cost for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The decrease in the hourly network costs is mainly due to efficiencies the Company continues to gain as a result of its size and scale, as well as lower negotiated rates with its network providers. This decrease was mostly offset by an increase in daily member usage, from an average of nearly 55 minutes per day in the three months ended March 31, 1999 to an average of 64 minutes per day in the three months ended March 31, 2000.

                  Sales and Marketing

         Sales and marketing expenses include the costs to acquire and retain subscribers, the operating expenses associated with the sales and marketing organizations and other general marketing costs to support the Company's multiple brands. For the three months ended March 31, 2000, sales and marketing expenses increased from $218 million to $266 million, or 22%, over the three months ended March 31, 1999, and decreased as a percentage of total revenues from 17.4% to 14.5%. For the nine months ended March 31, 2000, sales and marketing expenses increased from $594 million to $706 million, or 19% over the nine months ended March 31, 1999, and decreased as a percentage of total revenues from 17.5% to 14.3%. The increase in sales and marketing expenses for the three months ended March 31, 2000 was primarily attributable to an increase in direct subscriber acquisition costs related to the AOL service and brand advertising across multiple brands, offset by a decrease in sales and sales support functions in the enterprise group. The increase in sales and marketing expenses for the nine months ended March 31, 2000 was primarily attributable to an increase in direct subscriber acquisition costs related to the AOL service and brand advertising across multiple brands offset by a decrease in sales and sales support functions in the enterprise group. The decrease in marketing expenses as a percentage of total revenues for the three and nine months ended March 31, 2000 was primarily a result of the substantial growth in total revenues.

                  Product Development

         Product development costs include research and development expenses and other product development costs. For the three months ended March 31, 2000, product development costs decreased from $80 million to $76 million, or 5% over the three months ended March 31, 1999, and decreased as a percentage of total revenues from 6.4% to 4.1%. For the nine months ended March 31, 2000, product development remained unchanged at $217 million and decreased as a percentage of total revenues from 6.4% to 4.4%. The decrease in product development costs for the three months ended March 31, 2000 was primarily attributable to a decrease in Enterprise personnel costs as a result of the alliance with Sun MicroSystems, Inc., as well as the shared AOL infrastructure, partially offset by an increase in the number of technical employees supporting additional products across multiple brands. The decrease in product development costs as a percentage of total revenues for the three and nine months ended March 31, 2000 was primarily a result of the substantial growth in total revenues.

                  General and Administrative

         For the three months ended March 31, 2000, general and administrative expenses increased from $120 million to $156 million, or 30%, over the three months ended March 31, 1999, and decreased as a percentage of total revenues from 9.6% to 8.5%. For the nine months ended March 31, 2000, general and administrative expenses increased from $297 million to $423 million, or 42% over the nine months ended March 31, 1999 and decreased as a percentage of total revenues from 8.7% to 8.6%. The increase in general and administrative costs for the three months ended March 31, 2000 was primarily attributable to an increase in bad debt expense related to the CompuServe and AOL services, as well as an increase in professional services, partially offset by a decrease in payroll taxes associated with employee stock option exercises. For the nine months ended March 31, 2000, the increase in general and administrative costs was primarily attributable to an increase in bad debt expense related to the AOL and CompuServe services; increased personnel costs, primarily payroll taxes related to employee stock option exercises; and other professional services and fees, primarily consulting and legal fees. The increase in bad debt expense for the three and nine months ended March 31, 2000 related to the CompuServe service is primarily due to the CompuServe rebate program which was initiated in fiscal year 2000. The increase in bad debt expense for the three and nine months ended March 31, 2000 related to the AOL service is primarily a result of extending the collection period for subscription fees. In addition, the increase in service revenues during the three and nine months ended March 31, 2000 for both the AOL and CompuServe services contributed to the increase in bad debt. The decrease in general and administrative costs as a percentage of total revenues for the three and nine months ended March 31, 2000 was primarily a result of the substantial growth in total revenues.

                  Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets increased to $20 million in the three months ended March 31, 2000 from $17 million in the three months ended March 31, 1999. Amortization of goodwill and other intangible assets increased to $55 million in the nine months ended March 31, 2000 from $49 million in the nine months ended March 31, 1999.

         Other Income, Net

         Other income, net consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company recorded other income of $336 million and $587 million in the three months ended March 31, 2000 and 1999, respectively. The Company recorded other income of $533 million and $608 million in the nine months ended March 31, 2000 and 1999, respectively. The decrease in other income in the three months ended March 31, 2000 compared to the three months ended March 31, 1999 was primarily attributable to realized gains on investments in the three months ended March 31, 1999 of $567 million compared to realized gains on investments of $279 million in the three months ended March 31, 2000, offset by an increase in interest income. The decrease in other income in the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 was primarily attributable to realized gains on investments of $570 million in the nine months ended March 31, 1999 compared to net realized gains on investments of $399 million in the nine months ended March 31, 2000, offset by an increase in interest income. The increase in interest income is due to a higher cash balance and interest earned on investments.

         Provision for Income Taxes

         The provision for income taxes was $280 million and $223 million in the three months ended March 31, 2000 and 1999, respectively. The provision for income taxes was $583 million and $253 million in the nine months ended March 31, 2000 and 1999 respectively. Income tax expense for the three months ended March 31, 2000 includes $279 million for U.S. federal and state income taxes and $1 million for foreign taxes. Income tax expense for the nine months ended March 31, 2000 includes $580 million for U.S. federal and state income taxes and $3 million for foreign taxes. As of March 31, 2000, the Company had net operating loss carryforwards of approximately $10.4 billion, primarily resulting from stock option exercises, available to offset future U.S. federal taxable income.

Segment Results of Operations

         A summary of the segment financial information is as follows: (For further information regarding segments, refer to Note 6 of the Notes to Consolidated Financial Statements).


                                               Three months ended           Nine months ended
                                                     March 31,                   March 31,
                                                2000         1999           2000         1999
                                           ------------   -----------   ------------  -----------
                                                            (Amounts in millions)

     Revenues:
     Interactive Online Services.(1).......     $1,605       $1,121         $4,326       $3,020
     Enterprise Solutions.(2)..............        126          109            365          328
     Other segments.(3)....................        105           23            233           52
                                           ------------   -----------   ------------  -----------
         Total revenues....................     $1,836       $1,253         $4,924       $3,400

     Income (loss) from operations:

     Interactive Online Services.(1).......     $  430       $  283         $1,145       $  662
     Enterprise Solutions.(2)..............         24          (32)            71          (43)
     Other segments.(3)....................         37          (16)            66          (38)
     General & Administrative.(4)..........       (110)        (110)          (317)        (254)
     Other (5).............................          -          (78)            (5)         (80)
                                           ------------   -----------   ------------  -----------
         Total income from operations......     $  381       $   47         $  960       $  247


1. For the three months ended March 31, 2000 and 1999, the Interactive Online Services Group includes online service revenues of $1,153 million and $869 million, respectively, advertising, commerce and other revenues of $452 million and $252 million, respectively, and goodwill and other intangible assets amortization of $13 million and $10 million, respectively. For the nine months ended March 31, 2000 and 1999, the Interactive Online Services Group includes online service revenues of $3,215 million and $2,378 million, respectively, advertising, commerce and other revenues of $1,111 million and $642 million, respectively, and goodwill and other intangible assets amortization of $33 million and $23 million, respectively.

2. For the three and nine months ended March 31, 2000 and 1999, the Enterprise Solutions segment is comprised solely of enterprise revenues. For the nine months ended March 31, 2000 and 1999, the Enterprise Solutions segment includes goodwill and other intangible assets amortization of $0 million and $5 million, respectively.

3. For the three and nine months ended March 31, 2000 and 1999, Other segments are comprised solely of advertising, commerce and other revenues. For the three months ended March 31, 2000 and 1999, Other segments include goodwill and other intangible assets amortization of $7 million and $7 million, respectively. For the nine months ended March 31, 2000 and 1999, Other segments include goodwill and other intangible assets amortization of $22 million and $21 million, respectively.

4.   Bad Debt has been allocated to the applicable segment.
5.   Other consists of merger related costs.


         For an overview of the segment revenues, refer to the consolidated results of operations discussion earlier in this section.

         Interactive Online Services income from operations increased from $283 million in the three months ended March 31, 1999 to $430 million in the three months ended March 31, 2000 and increased from $662 million in the nine months ended March 31, 2000 to $1,145 million in the nine months ended March 31, 2000. These increases are primarily the result of increases in subscription services revenues and advertising, commerce and other revenues, coupled with improved margins and a decrease in marketing expenses as a percentage of total revenues.

         Enterprise Solutions income (loss) from operations improved from a loss of $32 million in the three months ended March 31, 1999 to income of $24 million in the three months ended March 31, 2000 and a loss of $43 million in the nine months ended March 31, 1999 to income of $71 million in the nine months ended March 31, 2000. These improvements were mainly attributable to the increase in revenues, as well as a decline in operating expenses, as the Company began to realize efficiencies from using the Company's infrastructure to support the Enterprise Solutions segment, as well as the other lines of businesses. In addition, Enterprise Solutions is experiencing benefits from the Sun Alliance, which was formed in March 1999.

         Other segments income (loss) from operations improved from a loss of $16 million in the three months ended March 31, 1999 to income of $37 million in the three months ended March 31, 2000 and a loss of $38 million in the nine months ended March 31, 1999 to income of $66 million in the nine months ended March 31, 2000. The increase in income from operations for the three and nine months ended March 31, 2000 compared to the three and nine months ended March 31, 2000 is primarily due to an increase in Interactive Properties advertising revenues partially offset by an increase in cost of revenues and marketing costs.

Liquidity and Capital Resources

         The Company is currently financing its operations primarily through cash generated from operations. In addition, the Company has generated cash from the sale of its capital stock, the sale of its convertible notes and the sale of marketable securities it held. Net cash provided by operating activities was $1,313 million and $929 million in the nine months ended March 31, 2000 and 1999, respectively, and increased primarily due to the Company's increase in net income before taxes. Net cash (used in) provided by investing activities was $(1,116) million and $273 million in the nine months ended March 31, 2000 and 1999, respectively, and increased mainly due to the Company's purchases of investments including available-for-sale securities, as well as property and equipment. In addition to purchasing telecommunications equipment, the Company also enters into operating leases for the use of this equipment. Net cash provided by financing activities was $1,571 million and $802 million in the nine months ended March 31, 2000 and 1999, respectively. Included in financing activities for the nine months ended March 31, 2000 was $1,281 million in proceeds from the issuance of convertible notes. Included in financing activities for the nine months ended March 31, 1999 was $550 million in aggregate net proceeds from a public offering of its common stock. The Company currently has approximately $3.7 billion available for issuance under a shelf registration filed in May 1999.

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

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

         The following table and discussion summarizes EBITDA for the three and nine months ended March 31, 2000 and 1999:

                           Three Months Ended              Nine Months Ended
                                March 31,                     March 31,
                           2000         1999              2000         1999
                       ------------  ------------     ------------  ------------
                                         (Amounts in millions)

EBITDA(as adjusted).....   $492          $224           $1,234         $559

         The Company defines EBITDA (as adjusted for one-time items) as net income plus: (1) provision/(benefit) for income taxes, (2) interest (income) and expense, (3) depreciation and amortization and (4) special one-time charges/(gains). EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with accounting principles generally accepted in the United States. In addition, EBITDA as defined herein may not be comparable to similarly titled measures reported by other companies.

         For the three months ended March 31, 2000, EBITDA increased from $224 million to $492 million or 120% over the three months ended March 31, 1999. The EBITDA margin (EBITDA divided by total revenues) increased from 17.9% for the three months ended March 31, 1999 to 26.8% for the three months ended March 31, 2000. For the nine months ended March 31, 2000, EBITDA increased from $559 million to $1,234 million or 121% over the nine months ended March 31, 1999. The EBITDA margin increased from 16.4% for the nine months ended March 31, 1999 to 25.1% for the nine months ended March 31, 2000. In addition, the incremental EBITDA margin (the current quarter increase over the year ago quarter in EBITDA of $268 million divided by the increase in revenues of $583 million for the same periods) increased to nearly 46%. This increase in the incremental EBITDA margin is mainly due to the shared infrastructure that supports the Company's multiple brands; as these brands begin to generate additional revenues, a larger percentage of each incremental dollar flows to EBITDA.

Forward-Looking Statements

         This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements regarding the following subjects are forward-looking: the proposed AOL/Time Warner merger; future financial and operating results; anticipated subscriber, usage and commerce growth; new and developing markets, products, services, features and content; anticipated timing and benefits of acquisitions and other alliances and relationships; the availability, benefits, and timing of deployment of new platforms and access and distribution technologies; and regulatory developments, including the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

         The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Some of these factors and uncertainties include: inability to obtain, or meet conditions imposed for, governmental approvals for the AOL/Time Warner merger; failure of the Company's or Time Warner's stockholders to approve the merger; costs related to the merger; fluctuating market prices that could cause AOL Time Warner's stock value to be less than the current AOL or Time Warner stock value; the difficulty the market may have in valuing the AOL Time Warner business model; the risk that the Company and Time Warner businesses will not be integrated successfully; the failure of AOL Time Warner to realize anticipated benefits of the AOL/Time Warner merger; and other economic, business, competitive and/or regulatory factors affecting the Company's business generally. For a discussion of other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

         The Company's investment portfolio of available-for-sale securities is primarily invested in Internet and computer companies. As of May 10, 2000 the fair market value of the Company's investments including available-for-sale securities had declined approximately $900 million from approximately $4.8 billion as of March 31, 2000 to approximately $3.9 billion.


PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

         Please see Note 9 to the Notes to Consolidated Financial Statements included herein.

Item 2.    Changes in Securities and Use of Proceeds

           On January 18, 2000, the Company acquired ToFish! Incorporated in exchange for the issuance of 49,901 shares of Company Common Stock. The private placement is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 5.    Other Information

         On October 29, 1996, America Online, Inc. ("AOL") announced that as of September 30, 1996, it would write off the entire amount of certain advertising costs ("DMAC") it had previously capitalized. AOL stated that the write-off was necessary to reflect changes in its evolving business model, including reduced reliance on subscriber's fees as the company developed other revenue sources. AOL had responded to the competitive environment by adopting an unlimited-use pricing plan and, by writing off DMAC, acknowledged it could not rely on its revenue history under a different pricing model as support for the recoverability of DMAC. The Securities and Exchange Commission ("SEC") has recently entered findings regarding its views of AOL's capitalization of DMAC between July 1, 1994 and October 29, 1996. The SEC has found that AOL could not reliably forecast future customer behavorial patterns with the requisite level of certainty necessary to justify the capitalization of these advertising costs because of the volatile nature of the Internet marketplace during that time period. AOL has consented to the entry of an order making those findings, but neither admits nor denies any of the SEC's allegations or findings in the order.

         Attached to this report as Exhibit 99 are financial statements of AOL for the three years in the period ended June 30, 1999, of which the year ended June 30, 1997 has been restated to reflect the SEC's findings, as disclosed in
Note 3 to the financial statements. The financial statements, which are incorporated herein by reference, restate and supersede the financial statements contained in AOL's Annual Report on Form 10-K for the year ended June 30, 1999.

         Item 6, Selected Financial Data, from AOL's Annual Report on Form 10-K for the year ended June 30, 1999 has been restated as follows to reflect the SEC's findings:


                                                      Year Ended June 30,
                                           ------------------------------------------
                                                             --------restated (3)----
                                             1999     1998     1997    1996     1995
                                           -------- -------- ------- -------- -------
                                          (Amounts in millions, except per share data)
Statement of Operations Data:
Subscription services.....................   $3,321  $2,183  $1,478  $1,024     $352
Advertising, commerce and other ..........    1,000     543     308     111       50
Enterprise solutions......................      456     365     411     188       23
                                           -------- -------- ------- -------- -------
Total revenues............................    4,777   3,091   2,197   1,323      425

Income (loss) from operations.............      458    (120)   (171)   (173)     (92)
Net income (loss) (1).....................      762     (74)   (171)   (202)    (106)
Income (loss) per common share:
Net income (loss) per share-diluted.......   $ 0.30  $(0.04) $(0.10) $(0.13)  $(0.09)
Net income (loss) per share-basic.........   $ 0.37  $(0.04) $(0.10) $(0.13)  $(0.09)
Weighted average shares outstanding:
Diluted...................................    2,555   1,850   1,676   1,501    1,175
Basic.....................................    2,081   1,850   1,676   1,501    1,175


                                                        As of June 30,
                                           ------------------------------------------
                                                                     ---restated (3)-
                                             1999     1998    1997    1996      1995
                                           -------- -------- ------- -------- -------
                                                     (Amounts in millions)
Balance Sheet Data:
Working capital (deficiency)..............     $254    $108    $(40)    $72      $18
Total assets..............................    5,348   2,874   1,501     957      382
Total debt................................      364     372      52      25       24
Stockholders' equity......................    3,033     996     610     393      165


                                                      Year Ended June 30,
                                           ------------------------------------------
                                                             --------restated-(3)----
                                             1999     1998     1997    1996     1995
                                           -------- -------- ------- -------- -------
                                                    (Amounts in millions)
Other Selected Data:
Net cash provided by operating activities.   $1,099    $437    $131      $2      $18
Earnings Before Interest, Taxes,
 Depreciation and Amortization (EBITDA)(2)      968     302      40     (91)     (25)

------------------
(1) Net income in the fiscal year ended June 30, 1999, includes special charges of $95 million related to mergers and restructurings, $25 million in transition costs and a net gain of $567 million related to the sale of investments in Excite, Inc. Net loss in the fiscal year ended June 30, 1998, includes special charges of $75 million related to mergers and restructurings, $94 million related to acquired in-process research and development and $17 million related to settlements. Net loss in the fiscal year ended June 30, 1997, includes special charges of $49 million for restructuring, $24 million for contract terminations, $24 million for a legal settlement and $9 million related to acquired in-process research and development. Net income in the fiscal year ended June 30, 1996, includes special charges of $17 million for acquired in-process research and development, $8 million in merger related costs and $8 million for the settlement of a class action lawsuit. Net loss in the fiscal year ended June 30, 1995, includes special charges of $50 million for acquired in-process research and development and $2 million for merger expenses.

(2) EBITDA is defined as net income plus: (1) provision/(benefit) for income taxes, (2) interest expense, (3) depreciation and amortization and (4) special charges. The Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

(3) On October 29, 1996, AOL announced that as of September 30, 1996, it would write off the entire amount of certain advertising costs ("DMAC") it had previously capitalized. AOL stated that the write-off was necessary to reflect changes in its evolving business model, including reduced reliance on subscriber's fees as the company developed other revenue sources. AOL had responded to the competitive environment by adopting an unlimited-use pricing plan and, by writing off DMAC, acknowledged it could not rely on its revenue history under a different pricing model as support for the recoverability of DMAC. The SEC has recently entered findings regarding its views of AOL's capitalization of DMAC between July 1, 1994 and October 29, 1996. The SEC has found that AOL could not reliably forecast future customer behavorial patterns with the requisite level of certainty necessary to justify the capitalization of these advertising costs because of the volatile nature of the Internet marketplace during that time period. AOL has consented to the entry of an order making those findings, but neither admits nor denies any of the SEC's allegations or findings in the order. As a result of the SEC's findings, AOL has agreed to a restatement of its financial statements for the years ended June 30, 1995, 1996 and 1997, which has been reflected in the above table. The impact of the restatement is as follows:


                                                             Year Ended June 30,
                                           ---------------------------------------------------
                                                 1997             1996             1995
                                           ----------------- ---------------- ----------------
                                           Amounts    Per    Amounts    Per    Amounts   Per
                                              in     share      in     share     in     share
                                           millions amounts  millions amounts  millions amounts

                                           -------- -------- ------- -------- -------- -------
Net income (loss) as originally reported... $(485)  $(0.29)   $  35   $ 0.02   $ (55)  $(0.05)
Reversals of capitalization and
  amortization of DMAC.....................   (71)   (0.04)    (237)   (0.15)    (51)   (0.04)
Reversal of write-off of DMAC..............   385     0.23        -        -       -        -
Net loss as restated....................... $(171)  $(0.10)   $(202)  $(0.13)  $(106)  $(0.09)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, from AOL's Annual Report on Form 10-K for the year ended June 30, 1999 has been restated as follows to reflect the SEC's findings:

Overview

      Founded in 1985, America Online, Inc., ("America Online" or the "Company") based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies, and electronic commerce services. The Company operates two worldwide subscription based Internet online services, America Online, with more than 18 million members, and CompuServe, with approximately 2 million members; several leading Internet brands including ICQ, AOL Instant Messenger and Digital City, Inc.; the Netscape Netcenter and AOL.COM Internet portals; the Netscape Communicator client software, including the Netscape Navigator browser; AOL MovieFone, the nation's number one movie listing guide and ticketing service; and Spinner Networks Incorporated and Nullsoft, Inc., leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc., the Company also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

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

      o Competitors for advertising and commerce revenues include:
        -- online services such as the Microsoft Network, AT&T Worldnet and Prodigy Classic
        -- Web-based navigation and search service companies such as Yahoo! Inc., Infoseek Corporation (to be acquired by the Walt Disney Company), Lycos, Inc. and Excite@Home.
        -- global media companies including newspapers, radio and television stations and content providers, such as the National Broadcasting Corporation, CBS Corporation, The Walt Disney Company, Time Warner Inc., The Washington Post Company and Conde Nast Publications, Inc.
        -- cable Internet access services offered by companies such as Excite@Home and Road Runner Group
        -- Web sites focusing on content, commerce, community and similar features such as Amazon.com and eBay

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

      For fiscal 1999, subscription services revenues increased from $2,183 million to $3,321 million, or 52%, over fiscal 1998. This increase was comprised of an increase in AOL subscription services revenues of $1,020 million, as well as CompuServe subscription services revenues of $118 million, which began in February 1998. The increase in AOL subscription services revenues was primarily attributable to a 38% increase in the average number of AOL North American subscribers for fiscal 1999, compared to fiscal 1998, as well as an 8.2% increase in the average monthly subscription services revenue per AOL North American subscriber. The average monthly subscription services revenue per AOL North American subscriber increased from $17.95 in fiscal 1998 to $19.42 in fiscal 1999. This increase was principally attributable to the increase in the Flat-Rate Plan membership fee from $19.95 to $21.95, which became effective in April 1998.

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

              Advertising, Commerce and Other Revenues

     An important component of the Company's business strategy in its Interactive Online Services business is an increasing reliance on advertising, commerce and other revenues. These revenues include advertising and electronic commerce fees, the sale of merchandise, as well as other revenues, which consist primarily of royalty fees and development revenues, as well as data network service revenues generated by ANS Communications, Inc. ("ANS") (through its sale in January 1998). The growth of advertising, commerce and other revenues is important to the Company's business objectives, as these revenues provide an important contribution to the Company's operating results. Advertising revenues are expected to grow in importance as the Company continues to leverage its large, active and growing user base. This user base not only includes the paying subscribers of the AOL and CompuServe services, it also includes users of the Company's other branded portals and services such as AOL MovieFone, Netcenter (with more than 18 million registered users), AOL.COM, ICQ (with almost 15 million active registered users) and Digital City. Affecting the growth in advertising, commerce and other revenues is the backlog balance as of June 30, 1999, 1998 and 1997 of $1,519 million, $511 million and $180 million, respectively. During fiscal 2000, approximately $680 million of revenues will be generated from the June 30, 1999 backlog.

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


                                                                       Year ended June 30,
                                                         -----------------------------------------------
                                                                                         ---Restated----
                                                              1999            1998            1997
                                                         --------------- --------------- ---------------
                                                                       (Dollars in millions)

Total revenues.......................................... $4,777  100.0%  $3,091  100.0%  $2,197  100.0%

Costs and expenses:
Cost of revenues........................................ $2,657   55.6%  $1,811   58.6%  $1,162   52.9%
Sales and marketing.....................................    808   16.9      623   20.2      679   30.9
Product development.....................................    286    6.0      239    7.7      195    8.9
General and administrative..............................    408    8.5      328   10.6      220   10.0
Amortization of goodwill and other intangible assets....     65    1.4       24    0.8        6    0.3
Acquired in-process research and development............      -      -       94    3.0        9    0.4
Merger, restructuring and contract termination charges..     95    2.0       75    2.4       73    3.3
Settlement charges......................................      -      -       17    0.5       24    1.1
                                                         ------- ------- ------- ------- ------- -------
Total costs and expenses................................ $4,319   90.4%  $3,211  103.8%  $2,368  107.8%

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

     For fiscal 1998, sales and marketing expenses decreased from $679 million to $623 million, or 8.2%, over fiscal 1997, and decreased as a percentage of total revenues from 30.9% to 20.2%. The decrease in sales and marketing expenses for fiscal 1998 was primarily attributable to a decrease in subscriber acquisition costs, partially offset by an increase in costs related to Netcenter staffing and related sales commissions. The Company was able to decrease its subscriber acquisition costs primarily as a result of the improved value proposition offered by flat-rate pricing, which has resulted in improved acquisition and retention rates, as compared to rates achieved prior to flat-rate pricing.

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

     o In connection with the mergers of MovieFone, Inc., Spinner Networks Incorporated, NullSoft, Inc. and AtWeb, Inc. the Company recorded direct merger-related costs of $17 million.
     o In connection with plans announced and implemented in March 1999, the Company recorded a charge of $78 million for direct costs related to the merger with Netscape and the Company's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities as well as the merger with When, Inc.

     In fiscal 1998, the Company recognized net charges of $75 million related to restructurings and mergers.

     o In connection with a restructuring plan adopted in the third quarter of fiscal 1998, the Company recorded a $35 million restructuring charge associated with the restructuring of its AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees and the shutdown of certain subsidiaries and facilities.
     o At the end of the second and beginning of the third quarters of fiscal 1998, the Company recorded a $35 million restructuring charge related to the implementation of certain restructuring actions mainly related to the Enterprise Solution business. These actions were aimed at reducing its cost structure, improving its competitiveness and restoring sustainable profitability. The restructuring plan resulted from decreased demand for certain Enterprise products and the adoption of a new strategic direction. The restructuring included a reduction in the workforce (approximately 400 employees), the closure of certain facilities, the write-off of non-performing operating assets and third-party royalty payment obligations relating to canceled contracts.
     o In the fiscal year ended 1998, the Company recognized merger costs of $6 million related to the acquisition of Kiva Software Corporation, consisting mainly of investment banking, legal and accounting services.
     o In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries. As of the first quarter of fiscal 1998, substantially all of the restructuring activities had been completed and the Company reversed $1 million of the original restructuring accrual in the first quarter of fiscal 1998.

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

     A summary of the segment financial information is as follows:


                                                        Years ended June 30,
                                              ----------------------------------------
                                                                          --Restated--
                                                  1999          1998          1997
                                              ------------  ------------  ------------
                                                         (Amounts in millions)

Revenues:
Interactive Online Services.................       $4,321       $2,726        $1,786
Enterprise Solutions........................          456          365           411
                                              ------------  ------------  ------------
    Total revenues..........................       $4,777       $3,091        $2,197

Income (loss) from operations:

Interactive Online Services (1).............       $  955       $  412          $ 57
Enterprise Solutions. (1)...................            6          (18)           98
General & Administrative....................         (408)        (328)         (220)
Other (2)...................................          (95)        (186)         (106)
                                              ------------  ------------  ------------
    Total income (loss) from operations.....       $  458       $ (120)       $ (171)


(1) In fiscal 1999, Enterprise Solutions and Interactive Online Services include $5 million and $60 million, respectively, of goodwill and other intangible assets amortization.

(2) Other consists of all special items; merger, restructuring, contract termination, acquired in-process research and development and settlement charges.

     For an overview of the segment revenues, refer to the consolidated results of operations discussion earlier in this section.

     Interactive Online Services income from operations increased from $57 million in fiscal 1997 to $412 million in fiscal 1998 and $955 million in fiscal 1999. These increases are mainly the result of increases in subscription services and advertising, commerce and other revenues coupled with improved margins and a decrease in marketing expenses (as a percentage of revenues) resulting from the improved value proposition offered by flat-rate pricing.

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

     During July 1998, the Company improved its cash and working capital balances as a result of a public offering of common stock. The Company sold 43,120,000 shares of common stock and raised a total of $550 million in new equity which was used to fund general corporate purposes. In November 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 153.27504 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $6.52422 per share), subject to adjustment in certain events. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes.

     In June 1998, the Company purchased Mirabilis for $287 million in cash (and contingent purchase price payments of up to $120 million) and NetChannel for $16 million in cash. For additional information regarding these acquisitions, see
Note 8 of the Notes to Consolidated Financial Statements.

     In January 1998, the Company consummated a Purchase and Sale Agreement (the "Purchase and Sale") by and among the Company, ANS Communications, Inc. ("ANS"), a then wholly-owned subsidiary of the Company, and MCI WorldCom, Inc. ("WorldCom") pursuant to which the Company transferred to WorldCom all of the issued and outstanding capital stock of ANS in exchange for the online services business of CompuServe Corporation ("CompuServe"), which was acquired by MCI WorldCom shortly before the consummation of the Purchase and Sale, and $147 million in cash (excluding $15 million in cash received as part of the CompuServe online services business and after purchase price adjustments made at closing). Immediately after the consummation of the Purchase and Sale, the Company's European partner, Bertelsmann AG, paid $75 million to the Company for a 50% interest in a newly created joint venture to operate the CompuServe European online service. Each company invested an additional $25 million in cash in this joint venture. The Company generated $207 million in net cash as a result of the aforementioned transactions.

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

     In May 1996, the Company entered into a joint venture with Mitsui & Co., ("Mitsui") and Nihon Keizai Shimbun, Inc. ("Nikkei") to offer interactive online services in Japan. In connection with the agreement, the Company received approximately $28 million through the sale of convertible preferred stock to Mitsui. The preferred stock had an aggregate liquidation preference of approximately $28 million and accrued dividends at a rate of 4% per annum. Accrued dividends could be paid in the form of additional shares of preferred stock. During May 1998, the preferred stock, together with accrued but unpaid dividends, was converted into 3,136,000 shares of common stock based on the fair market value of common stock at the time of conversion.

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

Earning Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

     The following table and discussion summarizes EBITDA for the years ended June 30, 1999, 1998 and 1997:

                                                  Years ended June 30,
                                        ----------------------------------------
                                                                    --Restated--
                                           1999         1998          1997
                                        ------------  ------------  ------------
                                                  (Amounts in millions)

EBITDA................................      $968         $302          $40

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

     For fiscal 1999, EBITDA increased from $302 million to $968 million or 221% over fiscal 1998. For fiscal 1998, EBITDA increased from $40 million to $302 million or 655%. The increase from fiscal 1998 to 1999 is mainly due to the significant increase in income before taxes (excluding special charges) from $96 million in fiscal 1998 to $649 million in fiscal 1999 as well as an increase of approximately $100 million in depreciation and amortization. The increase from fiscal 1997 to 1998 is due to the increase in income (loss) before taxes (excluding special charges) from $(55) million in fiscal 1997 to $96 million in fiscal 1998 as well as an increase of approximately $100 million in depreciation and amortization.

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

     Since making advertising revenue a key component of the Company's strategy in its Interactive Online Services business, the Company has experienced difficulty in distinguishing seasonality in advertising sales from the overall market growth. Seasonal factors seem to be mitigated by advertisers' growing interest in the overall online medium as well as gaining access to the Company's large and growing subscriber/user base across multiple branded distribution channels. When the online advertising industry matures and online advertising budgets experience normal growth, the Company expects to experience the effects of seasonality in securing advertising commitments.

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

     The Company intends to make Year 2000 compliant certain versions of the client software for the AOL service and the CompuServe service that are available on the Windows and Macintosh operating systems, as well as versions of Netscape software products that are currently shipped. While the majority of AOL and CompuServe members use proprietary client software that will be compliant, a third-party internet browser utilized in most versions of the client software may not be Year 2000 compliant. A free patch or upgrade will be required for members using some versions of the client software or browser to achieve Year 2000 compliance. In the coming months, the Company will encourage members of its online services to upgrade their browser and/or their software to versions that are expected to be Year 2000 compliant, if they have not already done so. The Company will make available to members, and communicate that availability, free patches or upgrades that can be downloaded from the online services. The Company has not tested, and does not expect to certify as Year 2000 compliant, certain older versions of the AOL and CompuServe software. The Company has developed, and will be implementing over the remainder of the year, a communication program that informs members how to obtain the free patch or upgrade to a Year 2000 compliant version of the client software or browser. With respect to the Company's Netscape software business, testing continues on currently shipped products. The Company also will make available, at no additional cost to customers, any required patch to the versions of Netscape software products currently being shipped to customers and communicate their availability. In addition, the Company will be encouraging customers to upgrade to versions of the software that are expected to be Year 2000 compliant, if they have not already done so.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit 23  Consent of Ernst & Young LLP

Exhibit 99 Consolidated financial statements of America Online, Inc. for the fiscal year ended June 30, 1999, which restate and supersede the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

(b)      Reports on Form 8-K

Form      Item #  Description                                     Filing Date
----      ------  -----------                                     -----------
Form 8-K  5, 7    Announcement of entering into an Agreement   January 14, 2000
                  and Plan of Merger, dated as of January 10, 2000 with Time Warner Inc.

Form 8-K  5, 7    Announcement of Earnings                     January 20, 2000

Form 8-K  7       Pro Forma Financial Information              February 11, 2000

Form 8-K  5, 7    Announcement of Agreement with               March 24, 2000
                  Bertelsmann AG

                              AMERICA ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICA ONLINE, INC.


DATE: May 15, 2000               SIGNATURE:/s/Stephen M. Case
                                           Stephen M. Case
                                           Chairman of the Board and Chief
                                           Executive Officer

DATE: May 15, 2000               SIGNATURE:/s/J. Michael Kelly
                                           J. Michael Kelly
                                           Senior Vice President and Chief
                                           Financial Officer

Exhibit 23  Consent of Ernst & Young LLP

Consent Of Independent Auditors

We consent to the incorporation by reference in the Registration Statements listed below of our report dated July 21, 1999, except for Note 3, as to which the date is May 12, 2000, with respect to the consolidated financial statements of America Online, Inc. for the year ended June 30, 1999, as amended, incorporated by reference as Exhibit 99 to this Form 10-Q.

1)  No. 33-46607  15)  No. 333-07603  29)  No. 333-74523     43)  No. 333-79489
2)  No. 33-48447  16)  No. 333-22027  30)  No. 333-74525     44)  No. 333-79797
3)  No. 33-78066  17)  No. 333-46633  31)  No. 333-74527     45)  No. 333-82123
4)  No. 33-86392  18)  No. 333-46635  32)  No. 333-74529     46)  No. 333-83409
5)  No. 33-86394  19)  No. 333-46637  33)  No. 333-74531     47)  No. 333-85337
6)  No. 33-86396  20)  No. 333-57143  34)  No. 333-74533     48)  No. 333-85343
7)  No. 33-90174  21)  No. 333-57153  35)  No. 333-74535     49)  No. 333-85345
8)  No. 33-91050  22)  No. 333-60623  36)  No. 333-74537     50)  No. 333-94253
9)  No. 33-94000  23)  No. 333-60625  37)  No. 333-74539     51)  No. 333-94255
10) No. 33-94004  24)  No. 333-68605  38)  No. 333-74541     52)  No. 333-94259
11) No. 333-00416 25)  No. 333-68631  39)  No. 333-74543     53)  No. 333-95013
12) No. 333-02460 26)  No. 333-68599  40)  No. 333-76725
13) No. 333-07163 27)  No. 333-72499  41)  No. 333-76733
14) No. 333-07559 28)  No. 333-74521  42)  No. 333-76743


                                                       /s/ Ernst & Young LLP


McLean, Virginia
May 12, 2000


Exhibit 99 - Consolidated  financial  statements of America Online,  Inc. for the fiscal year ended June 30, 1999, which restate and supersede the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended
             June 30, 1999.

                              AMERICA ONLINE, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,
                                                                                        ------------------
                                                                                           1999     1998
                                                                                          -------- --------
                                                                                            (Amounts in
                                                                                         millions, except
                                              ASSETS                                        share data)
                                              ------
Current assets:
Cash and cash equivalents...........................................................       $  887   $  677
Short-term investments..............................................................          537      146
Trade accounts receivable, less allowances of $54 and $34,
  respectively......................................................................          323      192
Other receivables...................................................................           79       93
Prepaid expenses and other current assets...........................................          153      155
                                                                                          -------- --------
Total current assets................................................................        1,979    1,263

Property and equipment at cost, net.................................................          657      503

Other assets:
Investments including available-for-sale securities.................................        2,151      531
Product development costs, net......................................................          100       88
Goodwill and other intangible assets, net...........................................          454      472
Other assets........................................................................            7       17
                                                                                          -------- --------
                                                                                           $5,348   $2,874
                                                                                          ======== ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable..............................................................       $   74   $  120
Other accrued expenses and liabilities..............................................          795      461
Deferred revenue....................................................................          646      420
Accrued personnel costs.............................................................          134       78
Deferred network services credit....................................................           76       76
                                                                                          -------- --------
Total current liabilities...........................................................        1,725    1,155

Long-term liabilities:
Notes payable.......................................................................          348      372
Deferred revenue....................................................................           30       71
Other liabilities...................................................................           15        7
Deferred network services credit....................................................          197      273
                                                                                          -------- --------
Total liabilities...................................................................        2,315    1,878

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued
  and outstanding at June 30, 1999 and 1998, respectively...........................            -        -
Common stock, $.01 par value; 6,000,000,000 shares authorized,
  2,201,787,866 and 1,946,300,104 shares issued and outstanding at
  June 30, 1999 and 1998, respectively..............................................           22       19
Additional paid-in capital..........................................................        2,692    1,422
Accumulated comprehensive income - unrealized gain on
  available-for-sale securities, net................................................          168      145
Retained earnings (accumulated deficit).............................................          151     (590)
                                                                                          -------- --------
Total stockholders' equity..........................................................        3,033      996
                                                                                          -------- --------
                                                                                           $5,348   $2,874
                                                                                          ======== ========

                             See accompanying notes.




                              AMERICA ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year ended June 30,
                                                                              ------------------------
                                                                                1999    1998     1997
                                                                                               restated
                                                                              ------- -------- --------
                                                                                (Amounts in millions,
                                                                                except per share data)
Revenues:
Subscription services...................................                      $3,321   $2,183  $1,478
Advertising, commerce and other.........................                       1,000      543     308
Enterprise solutions....................................                         456      365     411
                                                                              ------- -------- --------
Total revenues..........................................                       4,777    3,091   2,197

Costs and expenses:
Cost of revenues........................................                       2,657    1,811   1,162
Sales and marketing.....................................                         808      623     679
Product development.....................................                         286      239     195
General and administrative..............................                         408      328     220
Amortization of goodwill and other intangible assets....                          65       24       6
Acquired in-process research and development............                           -       94       9
Merger, restructuring and contract termination charges..                          95       75      73
Settlement charges......................................                           -       17      24
                                                                              ------- -------- --------
Total costs and expenses................................                       4,319    3,211   2,368

Income (loss) from operations...........................                         458     (120)   (171)
Other income, net.......................................                         638       30      10
                                                                              ------- -------- --------
Income (loss) before provision for income taxes.........                       1,096      (90)   (161)
(Provision) benefit for income taxes....................                        (334)      16     (10)
                                                                              ------- -------- --------
Net income (loss).......................................                      $  762    $ (74) $ (171)
                                                                              ======= ======== ========

Earnings (loss) per share:
Earnings (loss) per share-diluted.......................                      $ 0.30   $(0.04) $(0.10)
Earnings (loss) per share-basic.........................                      $ 0.37   $(0.04) $(0.10)
Weighted average shares outstanding-diluted.............                       2,555    1,850   1,676
Weighted average shares outstanding-basic...............                       2,081    1,850   1,676


                             See accompanying notes.



                              AMERICA ONLINE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                         Retained
                                                   Preferred Stock      Common Stock       Additional    Accumulated     Earnings
                                                   --------------- ----------------------   Paid-in     Comprehensive  (Accumulated
                                                    Shares  Amount    Shares        Amount  Capital       Income, Net     Deficit)
                                                   -------- ------ ---------------  ------ -----------  ------------- --------------
                                                                                         (Amounts in millions, except share data)

Balances at June 30, 1996, restated...............   1,000      $-   1,641,466,932    $16       $716          $2          $(341)

Common stock issued:
   Exercise of options and ESPP...................       -       -     116,658,638      1         93           -              -
   Business acquisitions..........................       -       -      12,391,606      -         82           -              -
   Sale of stock, net.............................       -       -       5,562,000      -        157           -              -
Amortization of compensatory stock options               -       -               -      -          2           -              -
Unrealized gain on
   available-for-sale securities, net.............       -       -               -      -         11          17              -
Tax benefit related to stock options..............       -       -               -      -         25           -              -
Net loss, restated................................       -       -               -      -          -           -           (171)
                                                  --------- ------ ---------------  -----  ---------  ---------------  ----------
Balances at June 30, 1997, restated...............   1,000       -   1,776,079,176     17      1,086          19           (512)
Effect of pooling restatement....................        -       -       2,760,856      -          8           -             (4)
Common stock issued:
   Exercise of options and ESPP...................       -       -     150,643,126      2        131           -              -
   Business acquisitions..........................       -       -       6,060,898      -         80           -              -
   Sale of stock, net.............................       -       -       7,620,048      -          8           -              -
Amortization of compensatory
    stock options.................................       -       -               -      -         33           -              -
Unrealized gain on
   available-for-sale securities, net.............       -       -               -      -         78         126              -
Conversion of preferred stock
   to common stock................................  (1,000)      -       3,136,000      -          -           -              -
Tax expense related to stock options..............       -       -               -      -         (2)          -              -
Net loss, restated................................       -       -               -      -          -           -            (74)
                                                   -------- ------ --------------- ------ ---------- ------------------ ----------
Balances at June 30, 1998.........................       -       -   1,946,300,104     19      1,422         145           (590)
Effect of pooling restatement....................        -       -       8,596,406      -         32           -            (21)
Common stock issued:
   Exercise of options, warrant and ESPP..........       -       -     185,475,716      2        265           -              -
   Sale of stock, net.............................       -       -      47,800,218      1        568           -              -
Amortization of  compensatory
    stock options..................................      -       -               -      -         20           -              -
Unrealized gain on
   available-for-sale securities, net.............       -       -               -      -         13          23              -
Conversion of debt................................       -       -      13,615,422      -         88           -              -
Tax benefit related to stock options..............       -       -               -      -        284           -              -
Net income......................................         -       -               -      -          -           -            762
                                                   -------- ------ --------------- ------ ---------- ------------------ -----------
Balances at June 30, 1999.........................       -      $-   2,201,787,866    $22     $2,692        $168         $  151
                                                   ======== ====== =============== ====== ========== ================== ===========


                                                                 Comprehensive
                                                                 Income (Loss)
                                                                    For The
                                                                  Years Ended
                                                        Total       June 30,
                                                    -----------  --------------


Balances at June 30, 1996, restated...............     $393

Common stock issued:
   Exercise of options and ESPP...................       94
   Business acquisitions..........................       82
   Sale of stock, net.............................      157
Amortization of compensatory stock options                2
Unrealized gain on
   available-for-sale securities, net.............       28           17
Tax benefit related to stock options..............       25
Net loss, restated................................     (171)        (171)
                                                     -------   -------------
Balances at June 30, 1997, restated...............      610        $(154)
Effect of pooling restatement....................         4    =============
Common stock issued:
   Exercise of options and ESPP...................      133
   Business acquisitions..........................       80
   Sale of stock, net.............................        8
Amortization of compensatory
    stock options.................................       33
Unrealized gain on
   available-for-sale securities, net.............      204          126
Conversion of preferred stock
   to common stock................................        -
Tax expense related to stock options..............       (2)
Net loss, restated................................      (74)         (74)
                                                       ------   -------------
Balances at June 30, 1998.........................      996        $  52
Effect of pooling restatement....................        11    =============
Common stock issued:
   Exercise of options, warrant and ESPP..........      267
   Sale of stock, net.............................      569
Amortization of  compensatory
    stock options..................................      20
Unrealized gain on
   available-for-sale securities, net.............       36           23
Conversion of debt................................       88
Tax benefit related to stock options..............      284
Net income......................................        762          762
                                                      ------   -------------
Balances at June 30, 1999.........................   $3,033        $ 785
                                                      ======   =============

                             See accompanying notes.



                              AMERICA ONLINE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended June 30,
                                                                                         ---------------------
                                                                                          1999   1998    1997
                                                                                                        restated

                                                                                         ------ ------- ------
                                                                                         (Amounts in millions)
Cash flows from operating activities:

Net income (loss)......................................................................  $ 762   $ (74) $(171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Non-cash restructuring charges.........................................................      7      32     22
Depreciation and amortization..........................................................    298     191     93
Amortization of deferred network services credit.......................................    (76)    (32)     -
Charge for acquired in-process research and development................................      -      94      9
Compensatory stock options.............................................................     20      33      2
Deferred income taxes..................................................................    334     (18)    (1)
Gain on sale of investments............................................................   (564)    (28)     -
Changes in assets and liabilities, net of the effects of acquisitions and dispositions:
  Trade accounts receivable............................................................   (123)     78   (122)
  Other receivables....................................................................     12     (67)     2
  Prepaid expenses and other current assets............................................    (63)     28    (50)
 Other assets..........................................................................      4      (5)   (15)
  Investments including available-for-sale securities..................................    (16)    (40)   (30)
  Accrued expenses and other current liabilities.......................................    319     141    130
  Deferred revenue and other liabilities...............................................    185     104    262
                                                                                         ------ ------- ------
Total adjustments......................................................................    337     511    302
                                                                                         ------ ------- ------
Net cash provided by operating activities..............................................  1,099     437    131

Cash flows from investing activities:

Purchase of property and equipment.....................................................   (301)   (384)  (230)
Product development costs..............................................................    (49)    (51)   (57)
Proceeds from sale of investments......................................................    769      87     26
Purchase of investments, including available-for-sale securities....................... (2,289)   (166)  (208)
Maturity of investments................................................................    133     103     83
Net (payments) proceeds for acquisitions/dispositions of subsidiaries..................     30     (98)    30
Other investing activities.............................................................    (69)    (22)   (11)
                                                                                         ------ ------- ------
Net cash used in investing activities.................................................. (1,776)   (531)  (367)

Cash flows from financing activities:

Proceeds from issuance of common and preferred stock, net..............................    836     141    251
Proceeds from sale and leaseback of property and equipment.............................      8      70     20
Principal and accrued interest payments on line of credit and debt.....................    (22)     (2)   (22)
Proceeds from line of credit and issuance of debt......................................     65     371      1
                                                                                         ------ ------- ------
Net cash provided by financing activities..............................................    887     580    250
                                                                                         ------ ------- ------
Net increase in cash and cash equivalents..............................................    210     486     14
Cash and cash equivalents at beginning of year.........................................    677     191    177
                                                                                         ------ ------- ------
Cash and cash equivalents at end of year...............................................  $ 887   $ 677  $ 191
                                                                                         ====== ======= ======
Supplemental cash flow information Cash paid during the year for:

Interest...............................................................................  $  17   $  10  $   2


                             See accompanying notes.

                              AMERICA ONLINE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

     America Online, Inc. (the "Company") was incorporated in the state of Delaware in May 1985. The Company, based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies and electronic commerce services. America Online, Inc. operates: two worldwide Internet services, the AOL service, with more than 18 million members, and the CompuServe service, with approximately 2 million members; several leading Internet brands including ICQ, AOL Instant messenger and Digital City, Inc.; the Netscape Netcenter and AOL.COM Internet portals; the Netscape Communicator client software, including the Netscape Navigator browser; AOL MovieFone, the nation's number one movie listing guide and ticketing service; and Spinner Networks Incorporated and Nullsoft, Inc., leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc., the Company also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

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

     Revenue Recognition Subscription services revenues are recognized over the period that services are provided. Other revenues, which consist principally of electronic commerce and advertising revenues, enterprise solutions sales which include software licenses and services, as well as data network service revenues, are recognized as the services are performed or when the goods are delivered. Deferred revenue consists primarily of prepaid electronic commerce and advertising fees and monthly and annual prepaid subscription fees billed in advance.

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

     Subscriber Acquisition Costs and Advertising The Company accounts for subscriber acquisition costs pursuant to Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). Included in sales and marketing expense is both brand and acquisition advertising across the Company's multiple brands and was $599 million, $476 million and $524 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

     Product Development Costs The Company's subscription service is comprised of various features which contribute to the overall functionality of the service. The overall functionality of the service is delivered primarily through the Company's four products (the AOL service and the CompuServe service for Windows and Macintosh). The Company capitalizes costs incurred for the production of computer software used in the sale of its services. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established ("beta"). Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available. To the extent the Company retains the rights to software development funded by third parties, such costs are capitalized in accordance with the Company's normal accounting policies. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated online service and relevant other revenues and, when necessary, makes an appropriate adjustment to net realizable value.

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

     Foreign Currency Translation and Hedging of Intercompany Balances Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations. In June 1998, the Company initiated hedging activities to mitigate the impact on intercompany balances of changes in foreign exchange rates. In general, these foreign currency forward exchange contracts mature in three months or less. The estimated fair value of the contracts is immaterial due to their short-term nature.

     Investments The Company has various investments, including foreign and domestic joint ventures, that are accounted for under the equity method of accounting. All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. To date, the Company's basis and current commitments in its investments accounted for under the equity method of accounting have been minimal. As a result, these investments have not significantly impacted the Company's results of operations or its financial position.

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

     Trade Accounts Receivables The carrying amount of the Company's trade accounts receivables approximate fair value. The Company recorded provisions of $33 and $25 million and write-offs of $13 and $14 million during the fiscal years ended June 30, 1999 and 1998, respectively.

     Investments Including Available-For-Sale Securities The Company has classified all debt and equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

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

     Financial Instruments The carrying amounts for the Company's cash and cash equivalents, other receivables, other assets, trade accounts payable, accrued expenses and liabilities and other liabilities approximate fair value. The fair market value for notes payable (see Note 12) and investments including available-for-sale securities is based on quoted market prices where available.

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

     Recent Pronouncements The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined if it will early adopt and what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

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

Note 3. Restatement and other adjustments

         On October 29, 1996, AOL announced that as of September 30, 1996, it would write off the entire amount of certain advertising costs ("DMAC") it had previously capitalized. AOL stated that the write-off was necessary to reflect changes in its evolving business model, including reduced reliance on subscriber's fees as the company developed other revenue sources. AOL had responded to the competitive environment by adopting an unlimited-use pricing plan and, by writing off DMAC, acknowledged it could not rely on its revenue history under a different pricing model as support for the recoverability of DMAC. The Securities and Exchange Commission ("SEC") has recently entered findings regarding its views of AOL's capitalization of DMAC between July 1, 1994 and October 29, 1996. The SEC has found that AOL could not reliably forecast future customer behavorial patterns with the requisite level of certainty necessary to justify the capitalization of these advertising costs because of the volatile nature of the Internet marketplace during that time period. AOL has consented to the entry of an order making those findings, but neither admits nor denies any of the SEC's allegations or findings in the order. As a result of the SEC's findings, AOL has agreed to a restatement of its financial statements for the year ended June 30, 1997.

         On October 28, 1999, the Board of Directors of the Company declared a two-for-one common stock split, to be effected in the form of a stock dividend. On the payment date of November 22, 1999, stockholders received one additional share for each share owned on the record date of November 8, 1999. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock splits. On October 28, 1999, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 1,800,000,000 to 6,000,000,000.The impact of the restatement and the other adjustments noted are as follows:


                                              Year Ended
                                             June 30, 1997
                                           -----------------
                                           Amounts    Per
                                              in     share
                                           millions amounts
                                           -------- --------
Net income (loss) as originally reported... $(485)  $(0.29)
Reversals of capitalization and
  Amortization of DMAC.....................   (71)   (0.04)
Reversal of write-off of DMAC..............   385     0.23
Net loss as restated....................... $(171)  $(0.10)


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

Note 7. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended June 30, 1999, 1998 and 1997:


(in millions except for per share data)                                           1999     1998     1997
                                                                                                  Restated
                                                                                -------- -------- --------
Basic earnings per share:

Net income (loss) available to common shareholders..............................$   762  $   (74) $  (171)
                                                                                -------- -------- --------
Weighted average shares outstanding.............................................  2,081    1,850    1,676

Basic earnings (loss) per share.................................................$  0.37  $ (0.04) $ (0.10)
                                                                                ======== ======== ========

Diluted earnings per share:
Net income (loss) available to common shareholders..............................$   762  $   (74) $  (171)
Interest on convertible debt, net of tax........................................     10        -        -
                                                                                -------- -------- --------
Adjusted net income (loss) available to common shareholders
   assuming conversion..........................................................$   772  $   (74) $  (171)
                                                                                -------- -------- --------
Weighted average shares outstanding.............................................  2,081    1,850    1,676
Effect of dilutive securities:
   Employee stock options.......................................................    382        -        -
   Warrants.....................................................................     40        -        -
   Convertible debt.............................................................     52        -        -
                                                                                -------- -------- --------
Adjusted weighted average shares and assumed conversions........................  2,555    1,850    1,676
                                                                                ======== ======== ========
Diluted earnings (loss) per share...............................................$  0.30  $ (0.04) $ (0.10)
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

Other Purchase Transactions

     In fiscal 1998, the Company acquired Personal Library Software, Inc. ("PLS"), a developer of information indexing and search technologies, NetChannel, Inc. ("NetChannel"), a Web-enhanced television company and the remaining equity interests of Actra Business Systems LLC ("Actra"), a designer of Internet commerce applications. The Company purchased all of the outstanding capital stock of each of the corporations and the limited liability company and assumed all of their outstanding stock options in exchange for an aggregate of approximately 6.6 million shares of the Company's common stock and options, approximately $16 million in cash payments, the assumption of approximately $21 million in liabilities and $2 million in transition costs. The total purchase price for these transactions was approximately $114 million.

     In  fiscal  1997,  the  Company  acquired  Portola   Communications,   Inc.
("Portola"), a builder of high-performance messaging systems, DigitalStyle Corporation ("DigitalStyle"), a developer of Web graphics tools and Java-based animation and the ImagiNation Network, Inc. ("INN"), an interactive games company. The Company purchased all of the outstanding capital stock of each of the corporations and assumed all of their outstanding stock options in exchange for an aggregate of approximately 9.4 million shares of the Company's common stock and options and approximately $3 million in transition costs. The purchase price for the acquisitions was approximately $76 million.

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

     The following unaudited pro forma information has been prepared assuming that the sale of ANS and the acquisitions of Portola, DigitalStyle, Actra, CompuServe and Mirabilis had taken place at the beginning of the respective periods presented. The amount of the aggregate purchase price allocated to acquired IPR&D for each applicable acquisition has been excluded from the pro forma information, as it is a non-recurring item. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. The proforma effect of the PLS, NetChannel and INN transactions are immaterial for all periods presented and therefore are not included in the pro forma information.

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

Pooling Transactions

     In March 1999, the Company completed its merger with Netscape Communications Corporation ("Netscape"), in which Netscape became a wholly-owned subsidiary of the Company. The Company exchanged approximately 190 million shares of common stock for all the outstanding common shares of Netscape. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Netscape for all periods presented. During the quarter ended March 31, 1999, the Company incurred approximately $25 million in transition and retention costs, which was charged to operations as incurred. For the years ended June 30, 1999 (through the date of the merger), 1998 and 1997, Netscape's revenues were approximately $461 million, $452 million and $461 million, respectively. For the years ended June 30, 1999 (through the date of the merger), 1998 and 1997, Netscape's net income (loss) was approximately $(77) million, $(159) million and $14 million, respectively. See Note 4 for additional information.

     During  fiscal 1999,  the Company  completed  mergers with  Nullsoft,  Inc.
("Nullsoft") and Spinner Networks Incorporated ("Spinner"), companies that provide Internet music, When, Inc. ("When.com"), a company that provides a personalized event directory and calendar services, AtWeb, Inc. ("AtWeb") and PersonaLogic, Inc. ("PersonaLogic"). The Company exchanged approximately 16.4 million shares of common stock for all the outstanding capital stock of these companies. These mergers were accounted for under the pooling-of-interests method of accounting. As the combined results of these companies is material to the Company's net income (loss) for the fiscal year ended June 30, 1998, the accompanying financial statements have been restated to include the operations of these companies for all periods presented. For the year ended June 30, 1999, these companies had revenues of approximately $2 million through the date of the merger and all prior years were immaterial. For the years ended June 30, 1999 (through the dates of the mergers), 1998 and 1997, the net loss for these companies was approximately $18 million, $8 million and $3 million, respectively. See Note 4 for additional information.

     In May 1999, the Company completed its merger with MovieFone, Inc., ("MovieFone"). The Company exchanged approximately 8.6 million shares of common stock for all the outstanding common and preferred shares of MovieFone. As MovieFone's historical results of operations were not material in relation to those of AOL, the financial information prior to the quarter ended June 30, 1999 has not been restated to reflect the merger. See Note 4 for additional information.

     In December 1997, the Company completed its merger with KIVA Software Corporation ("KIVA"). The Company exchanged approximately 10.8 million shares of common stock for all of the outstanding capital stock and options of KIVA, a privately held company. The merger was treated as a pooling-of-interests for accounting purposes, and accordingly the historical financial statements of the Company have been restated as if the merger occurred at the beginning of the earliest period presented. In connection with the business combination, the Company incurred direct transaction costs of approximately $6 million, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the business combination. For the years ended June 30, 1998 (through the date of the merger) and 1997, KIVA's revenues were approximately $4 million and $1 million, respectively. For the years ended June 30, 1998 (through the date of the merger) and 1997, KIVA's net loss was approximately $3 million and $5 million, respectively.

   Other Business Developments

     In June 1999, the Company announced a strategic alliance with Hughes Electronics Corporation ("Hughes") to develop and market uniquely integrated digital entertainment and Internet services nationwide. This new alliance builds on the Company's "AOL Anywhere" strategy as well as providing another means of higher speed access to its subscribers. The Companies will launch an extensive cross-marketing initiative to package and extend the reach of both AOL TV and DirecTV. Under the agreement, the Company made a $1.5 billion strategic investment in a General Motors preference stock, which carries a 6-1/4% coupon rate and has a mandatory conversion into General Motors Class H common stock
(GMH) in three years.

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

      The Interactive Online Services business is comprised of the Interactive Services group, the Interactive Properties group and the AOL International group. The Interactive Services group operates the Company's interactive products: the AOL and CompuServe services and their related brand and product extensions; Netscape Netcenter; and the Netscape Communicator client software, including the Netscape Navigator browser. The new product group has responsibility for broadband development and AOL devices like AOL TV, and is charged with rapidly delivering high-quality, world-class products, features and functionality across all branded services and properties. The Interactive Properties Group oversees ICQ, Digital City, MovieFone, Direct Marketing Services (DMS), Spinner and Nullsoft , developer of the Winamp and SHOUTcast brands. This group is responsible for building new revenue streams by seeking out opportunities to build or acquire branded properties that operate across multiple services or platforms. The AOL International Group oversees the AOL and CompuServe services outside of the U.S. The AOL International Group operates the AOL and CompuServe brands in Europe with its joint venture partner Bertelsmann AG; AOL Canada, a wholly-owned subsidiary of America Online, Inc.; AOL Japan, with its joint venture partners Mitsui and Nikkei; and AOL in Australia with Bertelsmann. America Online plans to launch services in Hong Kong with China Internet Corporation and in Latin America with the Cisneros Group.

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

      A summary of the segment financial information is as follows:


                                                          Years ended June 30,
                                              ----------------------------------------
                                                                          --Restated--
                                                 1999          1998          1997
                                              ------------  ------------  ------------
                                                         (Amounts in millions)
Revenues:
Interactive Online Services.................       $4,321       $2,726        $1,786
Enterprise Solutions........................          456          365           411
                                              ------------  ------------  ------------
    Total revenues..........................       $4,777       $3,091        $2,197

Income (loss) from operations:

Interactive Online Services (1).............       $  955       $  412          $ 57
Enterprise Solutions. (1)...................            6          (18)           98
General & Administrative....................         (408)        (328)         (220)
Other (2)...................................          (95)        (186)         (106)
                                              ------------  ------------  ------------
    Total income (loss) from operations.....       $  458       $ (120)       $ (171)


1. In fiscal 1999, Enterprise Solutions and Interactive Online Services include $5 million and $60 million, respectively, of goodwill and other intangible assets amortization.
2. Other consists of all special items: merger, restructuring, contract termination, acquired in-process research and development and settlement charges.

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

     On November 17, 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 153.27504 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $6.52422 per share), subject to adjustment in certain events and at the holders option. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes. During fiscal 1999, approximately 13.6 million shares of common stock were issued related to conversions. At June 30, 1999, the fair value of the Notes exceeded the carrying value by nearly $2 billion as estimated by using quoted market prices. As of June 30, 1999 and 1998, the principal amount, net of unamortized discount, was $256 million and $345 million, respectively.

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
                                                                                    ====== ====== ======


     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                                                                                Year Ended June 30,
                                                                                ------------------
                                                                                            Restated

         (in millions)                                                          1999   1998   1997
                                                                                ----- ------- ----
         Income tax (provision) benefit at the federal statutory rate of 35%.. $(384)  $ 31   $ 56
         State income (tax) benefit, net of federal benefit...................   (23)    (6)     5
         Nondeductible charge for purchased research and development..........     -    (28)    (3)
         Nondeductible charge for merger related expenses ....................   (21)     -      -
         Valuation allowance changes affecting the provision for income taxes.   113     32    (61)
         Other................................................................   (19)   (13)    (7)
                                                                                ----- ------- ----
                                                                               $(334)  $ 16   $(10)
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

     The Company changed its accounting for income taxes to recognize the tax benefits from current and prior years' stock option deductions after utilization of NOLs from operations (i.e., NOLs determined without deductions for exercised stock options) to reduce income tax expense. Because stock option deductions would have been utilized for financial accounting purposes in prior years under both accounting methods due to the absence of NOLs from operations, this accounting change had no effect on 1997 and prior years' tax provisions or additional paid-in capital. The effect of this change was to increase net income and diluted earnings per share for the year ended June 30, 1998 by $73 million and $0.04, respectively.

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

Note 15. Capital Accounts

     Common Stock At June 30, 1999 and 1998, the Company's $.01 par value common stock authorized was 6,000,000,000 shares with 2,201,787,866 and 1,946,300,104 shares issued and outstanding, respectively. At June 30, 1999, 474,019,746 shares were reserved for the exercise of issued and unissued common stock options, and convertible debt, and 20,148,320 shares were reserved for issuance in connection with the Company's Employee Stock Purchase Plans.

     During July 1998, the Company completed a public offering of common stock. The Company sold approximately 43.2 shares of common stock and raised a total of $550 million in new equity. The Company used the proceeds for general operating purposes. In addition, the Company sold approximately 7.6 million and 4.6 million shares in fiscal 1998 and 1999, respectively, and had net proceeds of approximately $8 million and $19 million in the same time periods.

     Preferred Stock In February 1992, the Company's stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 5,000,000 shares of preferred stock, $.01 par value, with rights and preferences to be determined by the Board of Directors.

     During May 1996, the Company sold 1,000 shares of Series B convertible preferred stock ("the Preferred Stock") for approximately $28 million. The Preferred Stock had an aggregate liquidation preference of approximately $28 million and accrued dividends at a rate of 4% per annum. Accrued dividends could be paid in the form of additional shares of Preferred Stock. During May 1998, the Preferred Stock, plus accrued but unpaid dividends, automatically converted into 3,136,000 shares of common stock based on the fair market value of common stock at the time of conversion.

     Warrant In connection with an agreement with one of the Company's communications providers, the Company had an outstanding warrant, that was exercised during March 1999. The warrant, subject to certain performance standards specified in the agreement, allowed the Company's communication provider to purchase 57,600,000 shares of common stock at a price of $0.2461 per share.

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

     Stock Splits In November 1994, April 1995, November 1995, March 1998, November 1998, February 1999, and November 1999 the Company effected two-for-one splits of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock splits.

Note 16. Stock Plans

     Options to purchase the Company's common stock under various stock option plans have been granted to employees, directors and consultants of the Company at fair market value at the date of grant. Generally, the options become exercisable over periods ranging from one to four years and expire ten years from the date of grant. In certain of these plans, the Company has repurchase rights upon the individual cessation of employment. Generally, these rights lapse over a 48-month period. In fiscal years 1998 and 1997, the Board of Directors authorized approximately 22 million options to be repriced. The vesting schedules were not materially changed and no employees owning 3% or more of the Company's common stock nor any senior executives participated in the repricing.

     The effect of applying SFAS No. 123 on 1999, 1998 and 1997 pro forma net loss as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in 1999, 1998 and 1997 would have been approximately $504 million, $(132) million and $(311) million, or $0.20 per share, $(0.07) per share and $(0.19) per share, respectively, on a diluted basis. The fair value of the options granted during 1999, 1998 and 1997 are estimated at $11.47 per share, $2.64 per share and $0.57 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 65%, a risk-free interest rate of 5.40% for 1999, 5.51% for 1998 and 5.69% for 1997, and an expected life of 0.45 years from date of vesting. A summary of stock option activity is as follows:

                                   Number         Weighted-
                                     of       average exercise
                                   shares           price
                                ------------- ----------------
     Balance at June 30, 1996..  521,548,860            $ 0.84
     Granted...................  104,396,812            $ 1.95
     Exercised................. (111,449,714)           $ 0.63
     Forfeited.................  (50,026,286)           $ 1.47
                                ------------- ----------------
     Balance at June 30, 1997..  464,469,672            $ 1.07
     Granted...................  162,740,866            $ 6.19
     Exercised................. (147,415,960)           $ 0.76
     Forfeited.................  (35,069,072)           $ 2.46
                                ------------- ----------------
     Balance at June 30, 1998..  444,725,506            $ 2.94
     Granted...................  109,530,776            $25.28
     Exercised................. (122,404,410)           $ 1.69
     Forfeited.................  (32,713,354)           $ 9.95
                                ------------- ----------------
     Balance at June 30, 1999..  399,138,518            $ 8.88
                                ============= ================


                                   Options outstanding              Options exercisable
                         --------------------------------------- ------------------------
                                          Weighted-
                                           average     Weighted-                Weighted-
                             Number       remaining     average      Number      average
            Range         outstanding    contractual    exercise exercisable as  exercise
      of exercise price  as of 6/30/99 life (in years)   price     of 6/30/99     price
     ------------------- ------------- --------------- --------- -------------- ---------
     $0.01 to $0.85.....    68,656,456       5.0          $0.45     66,744,614     $0.46
     $0.86 to $1.70.....    81,337,482       6.6          $1.41     52,492,338     $1.29
     $1.73 to $4.03.....    74,427,544       7.7          $3.42     22,863,600     $3.04
     $4.22 to $10.96....    70,031,866       8.4          $7.42     13,522,726     $7.71
     $10.97 to $22.75...    73,626,222       9.2         $12.37      4,374,882    $13.22
     $22.85 to $45.07...     8,294,238       9.6         $38.91        638,462    $37.03
     $45.44 to $64.16...    15,006,158       9.8         $56.02         23,838    $54.08
     $64.54 to $83.75...     7,758,552       9.8         $70.88        386,230    $70.54
     ------------------- ------------- --------------- --------- -------------- ---------
     $0.01 to $83.75....   399,138,518       7.6          $8.88    161,046,690     $2.37
                         ============= =============== ========= ============== =========

     Employee Stock Purchase Plan In May 1992, the Company's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan ("the ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Stock and Option Subcommittee of the Compensation and Management Development Committee of the Board of Directors administer the ESPP. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is 28,800,000. A total of approximately 11 million shares of common stock have been issued under the ESPP.

     In June 1995, the Company adopted a non-compensatory Employee Stock Purchase Plan ("the Netscape ESPP") under Section 423 of the Internal Revenue Code and a total of 6,300,000 shares of common stock may be issued pursuant to options under the Netscape ESPP. The Company's Board of Directors in 1998 amended the Netscape ESPP to increase the maximum percentage of payroll deductions which any participant may contribute from his or her eligible compensation to 15%; amended the Netscape ESPP from a two-year rolling offering period to a six-month fixed offering period effective with the offering period beginning March 1999; amended the limit to the number of shares any employee may purchase in any purchase period to a maximum of 1,800 shares; and changed the offering dates for each purchase period to March 1 and September 1 of each year. Under this plan, qualified employees are entitled to purchase common stock at a 15 percent discount from the market value of such stock. Approximately 4 million shares of common stock have been issued under the Netscape ESPP.

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

Note 18. Quarterly Information (unaudited)


                                                                 Quarter Ended
                                             ---------------------------------------------
                                             September 30, December 31, March 31, June 30,
                                             ------------- ------------ --------- --------
                                               (Amounts in millions, except per share data)
Fiscal 1999(1)(3)
Subscription service revenues...............         $723         $786      $869     $943
Advertising, commerce and other revenues....          175          244       275      306
Enterprise solution revenues................          101          118       109      128
                                             ------------- ------------ --------- --------
Total revenues..............................          999        1,148     1,253    1,377
Income from operations......................           77          123        47      211
Net income .................................           76          115       411      160
Net income  per share-diluted...............        $0.03        $0.05     $0.16    $0.06
Net income  per share-basic.................        $0.04        $0.06     $0.20    $0.07

Net cash provided by operating activities...         $120         $178      $605     $196
Earnings Before Interest, Taxes,
 Depreciation and Amortization (EBITDA)(4)..          153          221       251      343


Fiscal 1998(2)(3)
Subscription service revenues...............         $439         $488      $580     $676
Advertising, commerce and other revenues....          106          131       142      164
Enterprise solution revenues................          123          104        35      103
                                             ------------- ------------ --------- --------
Total revenues..............................          668          723       757      943
Income (loss) from operations...............           25          (54)      (83)      (8)
Net income (loss)...........................           31          (34)      (78)       7
Net income (loss) per share-diluted.........        $0.01       $(0.02)   $(0.04)   $0.00
Net income (loss) per share-basic...........        $0.02       $(0.02)   $(0.04)   $0.00

Net cash provided by operating activities...         $125          $57      $130     $125
Earnings Before Interest, Taxes,
 Depreciation and Amortization (EBITDA)(4)..           76           41        31      154


The special  charges  referred  to below  include  charges  for  restructurings,
acquired  in-process  research  and  development,   mergers,  transition  costs,
settlements, write-off of deferred subscriber acquisition costs and contract terminations.

(1) Net income in the fiscal year ended June 30, 1999 includes special charges of $2 million in the quarter ended December 31, 1998, $78 million and $25 million in the quarter ended March 31, 1999 and $15 million in the quarter ended June 30, 1999. Net income in the quarter ended March 31, 1999 also includes a gain on the sale of Excite, Inc. investments of approximately $567 million.

(2) Net loss in the fiscal year ended June 30, 1998 includes net charges of $42 million in the quarter ended December 31, 1997, $58 million in the quarter ended March 31, 1998 and $88 million in the quarter ended June 30, 1998.

(3) The sum of per share earnings (loss) does not equal earnings (loss) per share for the year due to equivalent share calculations which are impacted by the Company's losses, fluctuations in the Company's common stock market prices and the timing (weighting) of shares issued.

(4) EBITDA is defined as net income plus: (1) provision/(benefit) for income taxes, (2) interest expense, (3) depreciation and amortization and (4) special charges. The Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 14 to the consolidated financial statements, in 1998 the Company changed its method of accounting for income taxes.

                                                           /s/ ERNST & YOUNG LLP

McLean,  Virginia
July 21, 1999,  except for Note 3,
as to which the date is May 12, 2000