Form 10-Q/A
period 2000-03-31
AMERICA ONLINE INC
filed 2000-05-17
CIK 883780

FORM 10-Q/A

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

                              AMERICA ONLINE, INC.

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2000
         and June 30, 1999                                                     3

         Condensed Consolidated Statements of Operations - Three and nine
         months ended March 31, 2000 and 1999                                  4

         Condensed Consolidated Statements of Cash Flows - Nine
         months ended March 31, 2000 and 1999                                  5

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity - Nine months ended March 31, 2000               6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           20

PART II. OTHER INFORMATION                                                    22

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities and Use of Proceeds                            22

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K (as amended May 17, 2000 to reflect the revised Report of Independent Auditors from
         Ernst & Young LLP in Exhibit 99)                                     38

Signatures                                                                    39



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

     Attached to this report as Exhibit 99 (as amended May 17, 2000 to reflect the revised Report of Independent Auditors from Ernst & Young LLP in Exhibit 99) are financial statements of AOL for the three years in the period ended June 30, 1999, of which the year ended June 30, 1997 has been restated to reflect the SEC's findings, as disclosed in Note 3 to the financial statements. The financial statements, which are incorporated herein by reference, restate and supersede the financial statements contained in AOL's Annual Report on Form 10-K for the year ended June 30, 1999.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit 23  Consent of Ernst & Young LLP

Exhibit 99 Consolidated financial statements of America Online, Inc. for the fiscal year ended June 30, 1999, which restate and supersede the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (as amended May 17, 2000 to reflect the revised Report of Independent Auditors from Ernst & Young LLP in Exhibit
            99).

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

                                            AMERICA ONLINE, INC.


DATE: May 17, 2000               SIGNATURE:/s/Stephen M. Case
                                           Stephen M. Case
                                           Chairman of the Board and Chief
                                           Executive Officer

DATE: May 17, 2000               SIGNATURE:/s/J. Michael Kelly
                                           J. Michael Kelly
                                           Senior Vice President and Chief
                                           Financial Officer