Form 10-K
period 2000-06-30
AMERICA ONLINE INC
filed 2000-09-22
CIK 883780

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000
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

     As of August 31, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant's common stock, as reported on the New York Stock Exchange, was approximately $121.5 billion (calculated by excluding shares owned beneficially by directors and officers).

Number of shares of registrant's common stock outstanding
as of August 31, 2000..............................................2,324,112,291

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                     PART I

Item 1. Business

                                     General

      Founded in 1985, America Online, Inc., based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies, and electronic commerce services.

      America Online has four major lines of businesses:
      o  the Interactive Services Group,
      o  the Interactive Properties Group,
      o  the AOL International Group, and
      o  the Netscape Enterprise Group.

      The lines of business are described below.

      The Interactive Services Group develops and operates branded interactive services, including:

      o the AOL service, a worldwide Internet online service with approximately 23.2 million members as of June 30, 2000
      o the CompuServe service, a worldwide Internet online service with approximately 2.8 million members as of June 30, 2000
      o   the  Netscape  Netcenter,  an Internet  portal
      o   the AOL.COM Internet portal
      o the Netscape Communicator client software, including the Netscape Navigator browser
      o the AOLTV service, an interactive television service for mass-market consumers
      o the AOL Wireless services, which deliver features and content of the AOL service and branded properties to wireless consumers

      The Interactive Properties Group is built around branded properties that operate across multiple services and platforms, such as:

      o Digital City, Inc., the leading local online network and community guide on the AOL service and the Internet based on the number of visitors per month
      o ICQ, the world's leading communications portal based on the number of registered users that provides instant communications and chat technology
      o AOL Instant Messenger (AIM), a Web-based communications service that enables Internet users to send and respond in real time to electronic messages
      o Moviefone, Inc., the nation's No. 1 movie guide and ticketing service based on the number of users
      o   Internet music brands Spinner.com, Winamp and SHOUTcast
      o   MapQuest.com, a leader in destination information solutions

      The AOL International Group oversees the AOL and CompuServe services and operations outside the United States, as well as the Netscape Online service in the United Kingdom.

      The Netscape Enterprise Group focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services enable businesses and users to share information, manage networks and facilitate electronic commerce. The Netscape Enterprise Group operates primarily through iPlanet E-Commerce Solutions, a Sun-Netscape alliance. This strategic alliance between America Online and Sun Microsystems, Inc. ("Sun"), a leader in network computing products and services, was formed in November 1998 and began operating in March 1999.

      For a discussion of financial information about the Company's lines of business, refer to Note 7 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis.

      America Online was incorporated in Delaware on May 24, 1985. The principal executive offices are located at 22000 AOL Way, Dulles, Virginia 20166-9323. The Company's telephone number at that address is (703) 265-1000. Inquiries may also be sent to America Online's Internet address: AOL IR@aol.com, or to the America Online address, AOL IR.

                              Products and Services

      The Company has developed a multiple-brand strategy of products and services that appeal to complementary and diverse groups of its members and other users of the Internet. The Company has also developed a multiple-revenue stream strategy designed to broaden the sources of revenues from its properties and services beyond subscription revenues to include revenues from sources such as advertising, commerce, licensing fees and transaction fees. The Company has augmented its online services with branded properties that add features or content across multiple services or platforms. Following these strategies has enabled the Company to operate the business and improve its services and products in a cost-effective manner by utilizing a shared infrastructure performing core functions.

      Interactive Services Group

      The Interactive Services Group operates the Company's interactive products: the AOL and CompuServe services and their related brand and product extensions such as AOL.COM, AOLTV and AOL Wireless services; Netscape Netcenter; and the Netscape browser software.

      The AOL Service

     The Company's AOL service, with 23.2 million members at June 30, 2000, provides subscribers with a global, interactive community offering a wide variety of content, features and tools. The range of content, features, and tools offered on the AOL service includes the following:

         --Online Community--The AOL service promotes interactive community through electronic mail services, message boards, the Buddy List feature (for instant messaging), an online community center, public or private "meeting rooms" and interactive conversations (chat). Guest interviews, with participation by members, take place at live "auditorium" events. "You've Got Pictures" allows members to receive their developed photos online, share the photos with others via e-mail, organize and store photos online and order reprints and gifts.

         --Channel Line-Up--Content on the AOL service is organized into channels, allowing members to navigate the service easily to find areas of interest. Each of the following nineteen channels offers informational content and commerce and community opportunities: AOL Today, News, Sports, Travel, International, Personal Finance, WorkPlace, Computing, Research & Learn, Entertainment, Games, Interests, Lifestyles, Shopping, Health, Families, Teens, Kids Only and Local. Content providers on the AOL service include CBS News, Hachette Filipacchi Magazines, Time Inc. Magazines, Bloomberg and Business Week.

         --Personalization and Control Features--Members can personalize their experience on the AOL service through a number of features and tools, including a reminder service that sends e-mail in advance of important events, stock portfolios that automatically update market prices, Mail Controls, which allow members to limit who may send them e-mail and to block certain types of e-mail, Favorite Places, which allows members to mark particular Web sites or AOL areas, and Portfolio Direct and News Profiles, which send stories of particular interest to members. The AOL service offers Parental Controls to help parents form their children's online experience, including tools that limit access to particular AOL areas or Web sites or to certain features (for example, the AIM service, sending or receiving files attached to e-mail or embedded pictures in e-mail, or access to premium services). The Marketing Preferences feature enables members to elect not to receive certain marketing offers. "My Calendar" is an interactive desktop calendar that includes features that enable members to track appointments, key dates and other personal events online.

         --Search Capability--The AOL service features AOL Search, a search product introduced with AOL 5.0 in October 1999 that enables AOL members to search the Internet and AOL's exclusive content without leaving the AOL service. AOL Search is based on Netscape's Open Directory Project, a human-edited Web site directory, and presents search results according to their degree of relevance to the original search terms.

     In April 2000, the Company introduced AOL Plus, a feature that provides additional multimedia online content to members connecting to the AOL service through high-speed broadband technologies, including DSL, cable, satellite and wireless technologies. The expanded content includes streaming audio, full-motion video, games and online catalogue shopping features.

      The Company introduced its latest version of the AOL service software, AOL 5.0, in October 1999. New features to the service included "You've Got Pictures," "My Calendar," AOL Search and AOL Plus. The Company expects to launch its next generation AOL 6.0 software in the fall of 2000. The AOL 6.0 software, which is in beta testing, will include new features such as mailbox sorting, which will allow members to sort e-mail by address, subject heading and type of message; "Shopping Assistant," a feature that provides shopping information such as store ratings and price comparisons to members shopping online; enhancements to the Personal Filing Cabinet and the Address Book features; and a redesigned toolbar.

      The AOL.COM Web Site

     The Company's AOL.COM Web site (http://www.AOL.COM) offers AOL members and other Internet users content, features and tools, including AOL Search, an Internet search and rating tool, the AIM service, which allows Internet users to communicate in real-time with their friends and family, My News, a personalized news service and My Calendar, a personalized calendar service. AOL.COM also offers AOL members the opportunity to exchange e-mail through any Internet connection, using AOL Mail. Content provided on the AOL.COM site includes news, shopping, Web search services, classified advertisements, and white and yellow pages directories. The Company plans to continue to expand content and services available through the AOL.COM Web site.

      The AOLTV Service

      The Company launched the AOLTV service, an interactive television service for mass-market consumers, in the summer of 2000 in three initial markets - Phoenix, Sacramento and Baltimore. AOLTV enables consumers to enhance their television viewing experience using the AOL service's interactive content and features. With the AOLTV service, consumers can watch television using their existing signal and choose from a range of additional interactive features, such as e-mail, instant messaging, and chat, utilizing a set-top box and a wireless keyboard or universal remote control. The AOLTV service offers additional content provided by partners of the Company that complements the television programming and a program guide that organizes the television channels into different categories and allows users to select channels by clicking on words and graphics.

      AOL Wireless Service

      The AOL Wireless services deliver a variety of the AOL service's features and content to users of wireless devices, such as mobile phones, pagers and other handheld devices. The content and services include wireless access to e-mail, news, weather, sports and stock quotes, as well as content from the Company's other properties, such as Digital City, MapQuest.com and Moviefone.
America Online has joined with Sprint PCS and AT&T to deliver AOL Mobile services to consumers via Internet-ready phones. The Company plans to introduce the AOL Mobile Communicator service, which will offer wireless access to e-mail and instant messaging using pager-sized two-way wireless devices, by the end of 2000. The Company also has an agreement with OmniSky Corporation to deliver AOL Wireless services on handheld devices via the OmniSky wireless Internet service. Wireless applications for Palm handheld devices are also available, including content from MapQuest.com and Moviefone. The Company also plans to make e-mail and instant messaging available on the Palm devices. AOL Wireless also provides text entry solutions for wireless devices through the Company's subsidiary, Tegic Communications, Inc. Tegic's leading product, the T9 Text Input software, enables individuals to send e-mail, short messaging services and instant messages, as well as perform other text-based functions and access the Internet, using the standard telephone keypad to enter words or sentences.

      The CompuServe Service

     The CompuServe service, with approximately 2.8 million members at June 30, 2000, targets the value-oriented portion of the U.S. market and the professional business-oriented market outside of the U.S. It is available in over 500 cities worldwide, including in the U.S., Canada and Europe. CompuServe offers two versions of its service - CompuServe Classic and CompuServe 2000, which was introduced in February 1999 and offers software that provides faster Internet connections, easier installation and registration, expanded customer options, more powerful e-mail features and simpler navigation. CompuServe also operates a Web site (http://www.CompuServe.com) to serve as an Internet gateway for its members. Features on the site include personalized news, updated weather, favorite links and Web centers highlighting specific areas of interest. CompuServe has created a Custom Solutions group to develop and operate co-branded and custom versions of the CompuServe 2000 software. This group operates the Gateway.net Internet Service Provider. The Custom Solutions group also offers private label Internet solutions for strategic partners, including Worldcom, AAA, Continental Airlines and Thomas Regional Directory. CompuServe is currently beta testing version 6.0 of CompuServe 2000, which it plans to launch later this year.

       Netscape Netcenter

     Netscape Netcenter (http://www.netscape.com) offers a variety of products and services, including news and information, opportunities to purchase goods and services, Internet site directories, software, software downloads, and product and technical support information. More than 30 million users have registered with Netscape Netcenter as of June 30, 2000. Netcenter's services consist of search and navigation services, such as the aggregated NetSearch area, which helps consumers and businesses find relevant information, and SmartBrowsing; programming channels, such as Lifestyles, Personal Finance and Small Business, which organize content and services for directed broadcast; communications and community services such as e-mail and message board services, which help consumers and businesses connect and communicate; personalization services, such as My Netscape, a personalized topical channel that users can customize to their personal interests; and opportunities for electronic commerce. Netcenter also offers services such as: Site Central, a free Web site building service, Netscape Sports Channel, and delivery services by FedEx. Through an arrangement with Time Warner, CNN Interactive is now a premier news provider for Netcenter. Netcenter also promotes the Company's software and customer solutions by featuring descriptions of the Company's offerings and providing downloads of certain software products. Netcenter includes a co-branded version of the Company's AIM service and its "Local" channel features content provided by the Company's Digital City property.

      Netscape Communicator/Netscape 6

     Netscape Communicator is a suite of open HTML-based client software that integrates browsing, e-mail, Web-based word processing and group scheduling. This suite of software enables users to communicate, share and access information. Netscape Navigator, the browser that serves as the core component of Netscape Communicator, allows access to information and network applications on intranets, extranets and the Internet. Netscape Navigator offers a point-and-click graphical user interface that allows users to browse the Internet's array of network resources and participate in commerce across extranets and the Internet. Two versions of the Netscape Communicator are marketed: Netscape Communicator and Netscape Communicator with Calendar. The latest version, Communicator 4.75, was released in August 2000 and features SmartBrowsing and streaming audio and visual capabilities. With SmartBrowsing, consumers can search Netcenter services and connect to Web sites covering a variety of topics by entering common words or topics (Netscape Internet Keywords) into the browser location bar. Communicator 4.75 also offers music and multimedia features through Netscape Radio, which rebroadcasts Spinner content and provides consumers with an endless stream of music.

         Preview versions of the Company's next generation Netscape 6 browser software were released in April and August 2000. Netscape 6 is powered by Netscape's Gecko technology, which features a faster and more powerful browser engine technology than previously offered by Netscape. The Netscape Gecko technology allows individual developers to tailor the browser software to their own use, and it is designed to operate across multiple platforms, so that it can be deployed on a range of Internet devices. Gecko can run on multiple computing systems, including LINUX, Mac OS and Windows. The Netscape 6 browser software offers a number of new features, including: a customizable integrated search engine; "My Sidebar," a customizable side bar that lets consumers choose tabs to track news, stock quotes, and buddy lists, among other options; and "Themes," a feature that lets consumers personalize the look and feel of the browser by selecting different combinations of graphic elements. The Netscape 6 browser software also integrates e-mail and instant messaging within the browser environment.

         Interactive Properties Group

      The Interactive Properties Group includes and oversees the Company's branded properties that operate across multiple services or platforms, such as Digital City, ICQ, AIM, Moviefone, Spinner, Winamp, SHOUTcast and MapQuest.com. The group is also responsible for developing new distribution networks that will enable the Company to build or acquire branded properties that operate across the Company's multiple services and platforms while benefiting from the Company's common infrastructure.

      Digital City

      The Company's subsidiary, Digital City, Inc., is a local online content network that offers a network of local content and community guides in over 200 U.S. markets, including Atlanta, Boston, Chicago, Dallas, Denver, Detroit, Los Angeles, Minneapolis, New York, Orlando, Philadelphia, San Diego, San Francisco and Washington, D.C. The newest version of Digital City - Digital City 2000 - was launched in the spring of 2000. Local content provided by Digital City includes original and third-party news, sports, weather, and local guide services that offer information and reviews on local events, restaurants, health care, housing and job listings. Digital City Wireless, also launched in the spring of 2000, makes the content and services of Digital City available to wireless consumers in some cities. Digital City provides local interactive content and services on the AOL service, AOL.COM, the CompuServe service, CompuServe.com, Netscape NetCenter, ICQ and on the Worldwide Web (http://www.digitalcity.com). Digital City also is available through other distribution vehicles, such as the USATODAY.com Web site and Worldcom's Internet service provider.

      ICQ

      The Company's subsidiary, ICQ Ltd., is an Internet-based communications Web portal site (http://www.icq.com), which utilizes the ICQ ("I seek you") instant communications and chat technology with a focus on interactive community and constant desktop presence. At the end of fiscal 2000, ICQ had over 70 million registered users, approximately two-thirds of whom were outside the U.S., and was being used actively by more than 20 million users. An average of 8 million people use ICQ everyday, with peak use of more than 1.4 million simultaneous users. Users become aware of ICQ through the "word of mouth" equivalent on the Internet of invitations from current ICQ users to potential users via e-mail. In May 2000, ICQ introduced its latest software, ICQ 2000a, which features enhanced navigation, new instant messaging and communications functionality and interface, menus, and features available in more than 11 languages.

      AIM

      The Company's AIM service is a Web-based communications service that enables Internet users to know when other users of the service are online and to send and respond in real time to private electronic messages. When an instant message is sent via the AIM service, the message pops up on the receiver's screen instantly. The AIM service had over 61 million registered users and more than 20 million active users as of June 30, 2000. The AIM service is free, and available for downloading on AOL.COM and on a co-branded basis on the Company's other brands and services, including the CompuServe service, CompuServe.com, Netscape Netcenter and to users of Netscape Communicator software. The Company has also developed co-branded versions of the AIM service for Apple Computer, Arch Communications, Bell South, DigitalWork.com, Earthlink, FaceTime Communications, Juno, Kinko's, IBM's Lotus, Lycos, Motorola, Net2Phone, Nokia, Novell, Oxygen Media, RealNetworks, Research in Motion, Riffage, TV Guide and Voyager.net. The AIM service also offers such features as the ability to search the Web directly from the AIM service and access news and information; a "File Transfer" feature that allows users to share files with other AIM users; and a directory of chat and interest areas. In June 2000, the Company launched Version
4.1 of AIM, featuring AIM Talk, which enables online voice communication between AIM users, and Instant Images, which allows users to exchange images and sounds.

      AOL Moviefone

      Moviefone is the largest movie guide and ticketing service in the United States based on the number of users. Through its interactive telephone service, its online service, Moviefone.com, and the Company's wireless services, Moviefone provides millions of moviegoers each week with a free directory of movies, showtimes and theater locations, and also provides them the ability to purchase tickets by phone or through its Web site. Moviefone launched a revamped version of its Web site, www.Moviefone.com, in May 2000. The relaunched site includes a new design, expanded national listings, streaming video previews, "at-a-glance" reviews from critics and real moviegoers and a selection of Internet movies. The phone service is now equipped with speech recognition capabilities in some locations, allowing users to select a movie or enter additional information by speaking into the phone, rather than using the buttons on the telephone keypad. The AOL Moviefone service is also available on Palm handheld devices and Internet-ready phones.

      Spinner.com, Winamp and SHOUTcast

      Spinner.com is a free music service that offers over 140 music channels programmed by Spinner. Its content library includes over 350,000 songs. The Spinner dedicated music player displays artist and song information as the songs are played, and provides links that enable real-time listener feedback and instant ordering of the music being played. In June 2000, the Spinner Plus 3.1 Player was launched, allowing users to personalize the look of their player and providing an enhanced visual experience. Nullsoft, Inc. is the developer of Winamp, the branded MP3 player for Windows, and SHOUTcast, an MP3 streaming audio service. Winamp surpassed 25 million unique registrations as of June 30, 2000. During fiscal year 2000, the Winamp music site was revamped to feature more music content and provide a more convenient user interface. The SHOUTcast streaming audio service enables individuals to broadcast their own audio stream over the Internet.

      MapQuest.com

      MapQuest.com, acquired by the Company in June 2000, is a leader in online destination solutions. MapQuest.com licenses its technology to more than 1,600 business partners. Through these licensing agreements, MapQuest.com helps businesses integrate maps and driving directions into their Internet, intranet and call center applications for improved marketing and customer service functions. MapQuest.com provides comprehensive online mapping solutions to businesses and customized maps, destination information and driving directions to consumers on the Internet and mobile devices through its Web site and through third-party Web sites. By June 2000, more than 5.7 million unique visitors visited the MapQuest.com Web site per month. MapQuest.com is available through the Digital City and Moviefone Web sites, and MapQuest.com delivers mapping services on several types of wireless devices. MapQuest.com is available in nine languages. MapQuest.com also provides maps and geographic content in digital form for a variety of industries.

      AOL International Group

      The AOL International Group oversees the AOL and CompuServe services and operations outside the United States, as well as the Netscape Online service, which operates in the United Kingdom. As of June 30, 2000, the AOL and CompuServe services had more than 4.6 million members outside the United States. The Company offers its AOL, CompuServe and/or Netscape branded services through joint ventures or distribution arrangements in Argentina, Australia, Austria, Brazil, Canada, France, Germany, Hong Kong, Japan, Mexico, the Netherlands, Sweden, Switzerland and the United Kingdom. Globally, members are able to access these services in over 100 countries. Additionally, the Company is in the process of expanding the number of countries to which it offers local services. One component of the Company's international strategy is to provide consumers with local services in key international markets featuring local language, content, marketing and community. Central to the Company's strategy has been the formation of strategic alliances with strong local and regional partners and the provision of access for all members of international services. In addition, U.S. and global subscribers to the AOL service can access selected content and communities offered on the Company's other global services.

      During the past fiscal year, the Company has launched services in several new foreign markets and has taken steps to develop or enhance services in existing markets:

o Europe: The Company, through a joint venture with Bertelsmann AG called "AOL Europe," provides the AOL service and the CompuServe service in several European countries, Netscape Online in the United Kingdom and CompuServe Office in Germany. In March 2000 the Company and Bertelsmann announced plans to restructure their AOL Europe joint venture and to undertake a new strategic alliance. The restructuring consists of a put and call arrangement for America Online to purchase, in two installments, Bertelsmann's 50% interest in AOL Europe, payable at America Online's option in cash, stock or a combination of cash and stock. After December 15, 2001 and through January 15, 2002, Bertelsmann has the right to require America Online to purchase 80% of its 50% interest in AOL Europe with a closing date of January 31, 2002. After March 31, 2002 and through April 30, 2002, Bertelsmann has the right to require America Online to purchase the remaining 20% of its 50% interest in AOL Europe with a closing date of July 1, 2002. If Bertelsmann fails to exercise its put rights, America Online has the right to purchase 80% of Bertelsmann's 50% interest in AOL Europe after January 15, 2002 and through January 15, 2003 and the remaining 20% after June 30, 2002 and through June 30, 2003. In connection with the restructuring of the joint venture, the two companies entered into a new alliance, which provides for expanded distribution of Bertelsmann's media content and electronic commerce properties over America Online's interactive brands worldwide. In August 1999, AOL Europe introduced Netscape Online in the United Kingdom, a subscription-free service focused on the value-conscious segment of the consumer market. In May 2000, AOL Europe introduced CompuServe Office, a subscription-free service, in Germany.

o Australia: In March 2000, the Company restructured the joint venture operating the AOL Australia service. In connection with the entry into the put and call arrangements with respect to Bertelsmann's interest in AOL Europe, Bertelsmann transferred its 50% interest in AOL Australia to America Online. The Company then formed a new joint venture with AAPT Limited, Australia's third largest telecommunications company, to provide the AOL Australia service.

o     Hong Kong: An AOL-branded  service for Hong Kong consumers - AOL Hong Kong
      - was launched in September 1999. The AOL Hong Kong service was launched under a license and distribution arrangement with China Internet Corporation Limited, a Hong Kong based company, in conjunction with its affiliate, China.com, an Internet company that operates Web portals throughout greater China. The service provides consumers with original local content in both Chinese and English, along with many of the AOL service's standard features. The Company also made an equity investment in China.com in June 1999.

o Latin America: The Company formed a joint venture in December 1998, AOL Latin America, with the Cisneros Group of Companies ("Cisneros Group") to bring the Company's services to consumers in Latin America. AOL Latin America has launched services in three Latin American countries, Argentina, Brazil and Mexico. In November 1999, America Online Brasil was launched. America Online Mexico was launched in July 2000, followed by America Online Argentina in August 2000. In August 2000, AOL Latin America, Inc. completed an initial public offering of common stock and, concurrently, Banco Itau, a regional bank in Latin America with online banking operations, became a minority shareholder.

      Netscape Enterprise Group

      The Netscape Enterprise Group provides enterprise software and services to businesses that assist them in providing services to customers in the electronic commerce markets. The Netscape Enterprise Group develops, markets, sells and supports a broad suite of enterprise software, which consists of electronic commerce infrastructure and electronic commerce applications focused primarily on corporate intranets and extranets, as well as the Internet. The software allows users to share information, manage networks and take their businesses online. The software is based primarily on industry-standard protocols that can be deployed across a variety of operating systems, platforms, databases and interconnected with traditional client/server applications. The Netscape Enterprise Group also provides a variety of services to support its software products, including technical support, professional services and training. The
Netscape Enterprise Group operates primarily through iPlanet E-Commerce Solutions, a Sun-Netscape alliance.

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

      Electronic Commerce Applications

     The CommerceXpert product family of electronic commerce applications enable businesses to link and manage online trading communities of suppliers, distributors, and customers of all sizes and degrees of technical sophistication. The CommerceXpert solutions are based on the same open protocols and scalable security architecture used for communications on the Internet. These solutions enable organizations to create more secure Internet commerce sites and exchange information with trading partners.

      iPlanet E-Commerce Solutions

     In November 1998, the Company entered into a strategic electronic commerce alliance with Sun, which is now referred to as the iPlanet E-Commerce Solutions, a Sun-Netscape Alliance. In combination with dedicated resources from Sun, the Netscape Enterprise Group operates the Company's part of the alliance. The alliance builds and markets on a collaborative basis end-to-end electronic commerce solutions to help business partners and other companies put their businesses online. The alliance product portfolio provides customers with scalable, integrated infrastructure software and a family of production-ready electronic commerce applications. Products are offered on the industry's most widely available computing platforms. The infrastructure product portfolio includes: messaging (e-mail) and calendar, collaboration, Web, application, directory (network phone book) and certificate (security) servers. The alliance offers a family of production-ready applications for electronic commerce, including commerce exchange, procurement, selling and billing applications intended to make electronic commerce more efficient. The alliance has a dedicated sales force that sells the full suite of products on multiple platforms. The alliance offers technical expertise, support and training to consumers through its Alliance Professional Services group.

                                Network Services

     Technologies

     The Company employs a multiple vendor strategy in designing, structuring and operating the network services utilized in its Interactive Services Group. The Company manages AOLnet, a transfer control protocol/Internet protocol (TCP/IP) network of third-party network service providers, including Sprint Communications Company, Genuity Inc., WorldCom, Inc. and Level 3 Communications. AOLnet is used for the AOL service and certain versions of the CompuServe service in North America, including CompuServe 2000. The CompuServe service for versions prior to CompuServe 2000 currently relies on data network services provided pursuant to a Network Services Agreement among the Company and WorldCom. The smooth operation of and access capacity on these earlier versions of the CompuServe service are dependent on the network services provided under the agreement and would be adversely affected by service failures of the network services provider.

     The Company anticipates continuing to build AOLnet in order to increase its network capacity, provide members of its online services with higher speed access and reduce data network costs on a per-hour basis. During fiscal 2000, the Company added modems at a rate of approximately 50,000 monthly to expand to approximately 2.6 million modems worldwide. The AOL service grew as of June 30, 2000 to achieve peaks of over 1.6 million simultaneous users and the exchange of approximately 135 million e-mail messages a day.

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

     Subscribers to the Company's interactive online services may experience difficulty in accessing their service from local access numbers from time to time due to changing patterns of usage or peaks in usage in particular geographic areas. In addition, supply shortages exist from time to time for local exchange carrier lines from local telephone companies that the Company requires to expand network capacity. The expansion of AOLnet requires a substantial investment in telecommunications equipment. In addition to purchasing telecommunications equipment, the Company also enters into operating leases for the use of this equipment. Supply shortages could impair the Company's ability to expand network capacity.

     Service Platforms and Access Devices

     The Company supports a variety of software platforms, hardware devices and conduits for access to the Company's interactive services and Web-based properties. Today, the vast majority of members and users of interactive services access such services through personal computers. Operating systems on which the AOL and CompuServe services are available include primarily the Windows (3.1, 95 and 98) and Macintosh operating systems.

     The Company has established its "AOL Anywhere" strategy of making features and content of the AOL service and the Company's other properties and services available through multiple connections and multiple devices, such as televisions, wireless telephones, hand-held and pocket devices, specialized Internet appliances, and smart phones. Features that are or will be available on the different platforms and devices include e-mail, news, stock quotes, electronic commerce and instant messages.

     The Company already has taken steps under this strategy to broaden the platforms and devices on which services or features of its services can be accessed. The Company recently launched, in select locations, the AOLTV service, an enhanced interactive television Internet service. The Company expects to launch by the end of 2000 a new platform through an AOLTV/DIRECTV set-top box manufactured by Hughes Network Systems that will combine AOLTV with digital television programming from DIRECTV.

     The Company has also launched versions of its AOL service on mobile platforms, such as mobile phones, pagers and handheld computer devices. The Company has agreements with companies such as 3Com Corporation, Casio, Sprint PCS, AT&T Wireless, Nokia, Motorola, Research in Motion, BellSouth, Arch Communications and OmniSky Corporation to offer AOL services such as e-mail, news, stock quotes and instant messaging over various handheld and mobile devices. In April 2000, the Company and Gateway announced the development of a family of specialized Internet appliances featuring the "Instant AOL" service, a customized version of the standard AOL service. The new devices will include a countertop appliance, a wireless Web pad and a desktop appliance. The Company expects to begin shipping the first of the appliances, the countertop appliance, this winter.

     The Company has also taken steps to adopt new technology and developments in the delivery of interactive services. The Company's AOL 5.0 software now includes AOL Plus, which provides additional online content to members connecting through high-speed broadband technologies, including DSL, cable, satellite and wireless. The expanded content includes streaming video and audio, games, music and online catalogue shopping features.

     The Company has upgraded AOLnet to support the v.90 standard for high-speed access at 56 kps, and is also investing in the development of alternative technologies to deliver its interactive online services, including cable modems, Digital Subscriber Line (xDSL) access, satellite and wireless technologies. The Company plans to continue to offer its members higher-speed options when they become easy-to-use and commercially viable for the mass market. The Company has formed strategic alliances with Verizon Communications and SBC Communications to use new DSL technology to make available a high-speed upgrade connection to subscribers. The initial roll out began in the summer of 1999. The Company also has entered into an agreement with Compaq under which new Compaq Presario Internet PCs will be equipped with DSL-ready modems and will feature pre-installed AOL software that will enable users to access features available through a broadband connection.

     The Company formed a strategic alliance with Hughes Electronic Corporation, a subsidiary of General Motors Corporation, in June 1999 to develop and market integrated digital entertainment and Internet services. The alliance provides for the delivery of AOL Plus to members via Hughes' DirectPC satellite Internet network, as well as delivery over Hughes' next generation satellite system for two-way, broadband connectivity. In connection with the alliance, the Company made a $1.5 billion investment in Hughes in the form of a General Motors preference stock, which carries a 6-1/4% coupon rate and has a mandatory conversion into General Motors Class H common stock (GMH) in three years.

                            Advertising and Commerce

     An important component of the Company's strategy in its businesses is to continue increasing revenues from advertising and commerce sources and from the direct sale of merchandise, as well as from additional sources such as transaction and licensing fees. The Company continues to establish a wide variety of relationships with advertising and commerce partners to grow and diversify its non-subscription-based revenues and to provide subscribers on the Company's interactive services with access to a broad selection of competitively priced, easy-to-order products and services. The Company has also expanded the scope, range and types of businesses involved in advertising and commerce relationships; many of the Company's advertising and commerce contracts are with industry leaders such as Coca-Cola, Kodak, Sears and Citigroup. The Company has entered into advertising arrangements that encompass multiple brands within the Company's family of brands. Additionally, the Company has renewed and extended or expanded relationships with existing advertising and commerce partners.

     The Company offers its advertising and commerce partners a variety of customized programs, which may include premier placement or select sponsorship of particular online areas or Web pages for designated time periods. As merchants recognize the value in reaching the Company's large, growing and active subscriber base and users of its Web-based properties, the Company has been able to earn additional revenues by offering selected merchants exclusive rights to market particular goods or services within one or more of the Company's online services and properties. In those transactions, the Company provides its commerce partners certain marketing and promotional opportunities and in return receives cash payments, the opportunity for revenue sharing, cross-promotions and competitive pricing and online conveniences for subscribers. Certain of the transactions with partners also include an equity component for the Company. The Company may receive a warrant to purchase stock or may purchase or acquire a direct equity interest in the partner. These equity investments are accounted for in accordance with Company accounting policies. In addition, these equity investments can also represent an additional potential source of income or loss to the Company upon their disposition.

                                    Marketing

      The Company's marketing activities in its Interactive Services and Interactive Properties Groups are conducted for its multiple brands through a common infrastructure. The marketing goals of the Interactive Services and Interactive Properties Groups are to attract and retain members or users, as applicable, and to develop and differentiate the Company's family of brands. To support these goals, the Company markets its products, services and brands through a broad array of programs and strategies, including broadcast television and radio advertising campaigns, direct mail, magazine inserts and advertisements, co-marketing, retail distributions, bundling agreements and alternate media. The Company also markets through more innovative means, such as through extensive online and offline cross-promotion and co-branding with a wide variety of partners. Additionally, through bundling agreements, the Company's interactive online services and products are on a range of computers made by personal computer manufacturers. The multi-year agreements provide that pre-installed software will be available by clicking on an icon during the computer's initial setup process.

      The Company utilizes targeted or limited promotions and marketing programs and pricing plans designed to appeal to particular groups of potential users of its interactive online services and to distinguish and develop its different brands. For example, in connection with the positioning of the CompuServe service in the United States as a value-oriented brand, in June and July 1999 the Company announced marketing initiatives for its CompuServe service with two computer manufacturers and a number of additional retailers. Under these promotions, consumers signing up for three-year memberships to the CompuServe 2000 service at $21.95 per month will receive a rebate of $400 in connection with the purchase of designated merchandise. This promotion is designed to appeal to consumers who are purchasing computers for the primary purpose of getting online and to make the purchase of a personal computer and Internet access easier and more affordable.

      The Company's businesses utilize specialized retention programs designed to increase member and user loyalty and satisfaction. These retention programs include regularly scheduled online events and conferences; the regular addition of new content, features and software programs; and online promotions of upcoming online events and new features. The Company also provides a variety of support mechanisms such as online support and 24-hour telephone customer support services.

     The Company's marketing efforts and activities in its Netscape Enterprise Group are conducted primarily through joint marketing efforts of iPlanet E-Commerce Solutions, a Sun-Netscape Alliance. The marketing goals of the Company's Netscape Enterprise Group are to position iPlanet E-Commerce Solutions as the leading provider of electronic commerce applications and Internet infrastructure software to power the Net economy.

      Advertising focuses on iPlanet's leadership position in the industry, and the breadth and innovation of the iPlanet E-Commerce Solutions product portfolio. Advertising media includes the Company's interactive online services and properties, traditional print and broadcast advertising campaigns and bundling agreements. A dedicated sales force also markets the products and services sold or provided through iPlanet directly to potential customers. The Netscape Enterprise Group utilizes customer marketing programs designed to increase customer loyalty and customer satisfaction. These programs include the iPlanet Customer Program featuring a secure customer extranet and specialized joint marketing activities, a new customer quality initiative and customer support and services.

                                    Employees

      As of June 30, 2000, the Company had approximately 15,000 employees. America Online believes that its relations with its employees are good. None of the Company's employees are represented by a labor union and the Company has never experienced a work stoppage.

                               Proprietary Rights

     The Company relies upon a combination of contract provisions and patent, copyright, trademark and trade secret laws to protect its proprietary rights in its products and services. The Company distributes its products and services under agreements that grant members, users or customers a license to use its products and services and relies on the protections afforded by the copyright laws to protect against the unauthorized reproduction of its products. To license its products, the Company relies in part on "shrink wrap" licenses that are not signed by the end-user and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, the Company moves to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company has also filed for a number of patents for technology relating to the Internet and online industry. Although the Company intends to protect its rights vigorously, there can be no assurance that these measures will be successful. Policing unauthorized use of the Company's products and services is difficult in this industry and the steps taken may not prevent the misappropriation of the Company's technology and intellectual property rights. In addition, effective patent, trademark, trade secret and copyright protection may be unavailable or limited in certain foreign countries.

     The Company seeks to protect some of the source code of its products as a trade secret and as an unpublished copyright work. Source code for certain products has been or will be published in order to obtain patent protection or to register copyright in such source code. Other source code has been distributed under open source code licenses. The Company has obtained federal trademark registration of a number of marks, including America Online, AOL, Buddy List, CompuServe, Netscape, Netscape Navigator; AOL's triangle design logo; and Netscape's "N" logo and ship's wheel logo, and has trademark rights in the U.S. and abroad in many other proprietary names including, AOL.COM, Digital City, ICQ, AOL Instant Messenger, AOLnet, Netscape Netcenter, "You've Got Mail," Moviefone.com, Spinner, Winamp, T9 and MapQuest.

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

                      Regulatory Environment; Public Policy

     In the United States and most countries in which the Company conducts its major operations, the Company is generally not regulated other than pursuant to laws applicable to businesses in general or to value-added telecommunications services specifically. In some countries, the Company is subject to specific laws regulating the availability of certain material related tok, or to the obtaining of, personal information. Adverse developments in the legal or regulatory environment relating to the interactive online services and Internet industry in the United States, Europe, Asia, Latin America or elsewhere could have a material adverse effect on the Company's business, financial condition and operating results. A number of legislative and regulatory proposals from various international bodies and foreign and domestic governments in the areas of telecommunications regulation, particularly related to the infrastructures on which the Internet rests, access charges, encryption standards and related export controls, content regulation, consumer protection, advertising, intellectual property, privacy, electronic commerce, and taxation, tariff and other trade barriers, among others,have been adopted or are now under consideration. The Company is unable at this time to predict which, if any, of the proposals under consideration may be adopted and, with respect to proposals that have been or will be adopted, whether they will have a beneficial or an adverse effect on the Company's business, financial condition and operating results. The Company has supported certain proposals designed to enhance market access and service competition in the offering of mobile, narrowband and broadband Internet services in the United States and in foreign markets and is itself taking steps to bring about such access and competition across all Internet distribution systems; the Company believes that, where marketplace forces are not producing such results, the adoption of such proposals would have a beneficial effect on the development of the Internet medium and of the Company's prospects. The Company is unable, at this time, to predict whether any such proposals will be adopted.

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

      The Company actively works both in the United States and internationally with industry groups and alliances, as well as public interest groups and representatives of government on issues affecting the interactive media, including issues such as privacy measures and policies, obscenity and pornography, consumer protection, taxation of interactive services and use, regulation of means of access to the Internet and intellectual property issues such as the application of copyright laws to the interactive medium. For example, the Company is a member of the Global Business Dialogue on Electronic Commerce, a CEO-led organization advocating a global policy framework to foster the development of electronic commerce throughout the world; openNet Coalition, a coalition of industry leaders promoting open access to broadband technologies; the Internet Alliance and the NetCoalition.com, Internet industry associations; and the Online Privacy Alliance, a coalition formed to address privacy issues in the interactive medium, and is a member of the steering committees of TRUSTe and BBB Online, each of which is developing enforcement systems for private sector commitments to fair information practice principles.

      The Company believes that industry-led standards to address issues facing the interactive medium will result in workable solutions without restricting the further development of the medium. The Company seeks to educate representatives of industry, government and public interest groups on the benefits to society of the new interactive services medium. In the Company's view, the independent industry-led and market driven approaches outlined above will provide a greater acceptance of the medium by consumers around the world and a more favorable environment for the acceptance of the Company's products and services. Some of the issues the Company is focusing on are the protection of privacy, online tools to permit user choice of content, prosecution of online crimes, safeguarding of children, enhancement of online security, education and learning, online community activities, fostering citizen and parental education and involvement and protection of intellectual property. The Company has adopted internal policies and principles regarding these areas and has implemented features in its services, such as its Parental Controls feature, chat safety tips posted prominently on the Kids Only channel of the AOL service, and the Notify AOL feature that enables members to report inappropriate activity on the AOL service, as further support for its standards. The Company is unable at this time to predict whether this approach will be adopted by government and whether the positive regulatory environment being sought by this approach will be forthcoming.

                          Merger with Time Warner Inc.

      On January 10, 2000, America Online entered into a merger agreement with Time Warner Inc. pursuant to which each of America Online and Time Warner will become a wholly owned subsidiary of a new parent company named AOL Time Warner Inc. In the merger, each share of America Online common stock will be converted into one share of AOL Time Warner common stock and each share of Time Warner common stock and series common stock will be converted into 1.5 shares of AOL Time Warner common stock and series common stock, respectively, and each share of Time Warner preferred stock will be converted into a substantially identical share of AOL Time Warner preferred stock.

      As a result of the merger, the former stockholders of America Online will have an approximate 55% interest in AOL Time Warner and the former stockholders of Time Warner will have an approximate 45% interest in the combined entity, expressed on a fully diluted basis. The merger is expected to be accounted for by AOL Time Warner as an acquisition of Time Warner under the purchase method of accounting for business combinations.

      The merger was approved by the stockholders of America Online and Time Warner at special meetings held on June 23, 2000. The merger is expected to close in the fall of 2000. The consummation of the merger is subject to a number of customary conditions, including required regulatory approvals, which the companies are in the process of seeking. There can be no assurance that such approvals will be obtained.

                           Other Business Combinations

         During the fiscal year, the Company entered into additional strategic mergers and business transactions. In November 1999, the Company completed its merger with Tegic Communications, Inc., a provider of text entry solutions for wireless devices. Tegic's leading product, T9 Text Input software, enables individuals to send e-mail, short messaging services and instant messages, as well as perform other text-based functions and access the Internet, using the standard telephone keypad to enter words or sentences. In May 2000, the Company purchased the 20% interest in Digital City it did not already own from The
Tribune Company. In June 2000, the Company completed its merger with MapQuest.com, Inc., a leader in destination information solutions. MapQuest.com provides online mapping solutions to businesses and provides customized maps, destination information and driving directions to consumers. In addition, in July 2000, the Company acquired Prophead Development, Inc., and in August 2000, the Company completed mergers with Quack.com, Inc., LocalEyes Corporation and iAmaze, Inc.

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

      America Online maintains its headquarters facilities in Dulles, Virginia, and holds various properties at and near the headquarters facilities that are used principally by its Interactive Services Group, Interactive Properties Group and AOL International Group. The Company leases office space in the following locations for Customer Call Centers: Tucson, Arizona; Jacksonville, Florida;
Albuquerque, New Mexico; Oklahoma City, Oklahoma; Ogden, Utah; and the Philippines. The CompuServe service has its primary operations in Columbus, Ohio, and has various properties at and near those facilities. Digital City leases office space in the United States cities for which it provides local interactive content and services. Moviefone leases office space in New York City and White Plains, New York. ICQ maintains its operations in Israel. Spinner leases office space in San Francisco. Tegic has it operations in Seattle, Washington. MapQuest.com's main operations are located in Mount Joy, Pennsylvania, and it has several smaller offices in various locations throughout the United States. The Netscape Enterprise Group has its primary operations in Mountain View, California, and has various other properties throughout the United States and in other countries.

     The following table sets forth information on the Company's material properties:

Location           Size                Owned/Lease       Purpose
--------------------------------------------------------------------------------
Columbus, OH       296,000 sq. ft.     Owned             Office Space
Dulles, VA         967,000 sq. ft.(1)  Owned (2)         Corporate Headquarters
Dulles, VA         180,000 sq. ft.     Owned             Technology Center
Manassas, VA       220,000 sq. ft.     Owned             Technology Center
Mountain View, CA  927,000 sq. ft.     Leased            Office Space
Reston, VA         265,000 sq. ft.     Owned (2)         Technology Center
Vienna, VA         110,000 sq. ft.     Leased            Office Space

(1) An additional facility is under construction at this site that, when completed, will add 190,000 square feet to the current size. The facility is expected to be completed in early 2001.

(2) This property is held subject to a mortgage.


Item 3. Legal Proceedings

     The Company is a party to various litigation matters, investigations and proceedings, including several complaints that have been filed and remain pending in the Delaware Court of Chancery naming as defendants one or more of America Online, the directors of America Online, Time Warner Inc. and the directors of Time Warner. The complaints purport to be filed on behalf of holders of America Online or Time Warner stock, as applicable, and allege breaches of fiduciary duty by the applicable company and its directors or aiding and abetting breaches of fiduciary duty by the other company and its directors in connection with the proposed merger of America Online and Time Warner. The plaintiffs in each case seek to enjoin completion of the merger and/or damages. These cases are at a preliminary stage, but the Company does not believe these lawsuits have any merit and intends to defend against them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given the current status of the litigation.

     Since March 2000, America Online has been named as a defendant in several class action lawsuits that have been filed in state and federal courts. The complaints in these lawsuits contend that consumers and competing Internet service providers have been injured because of the default selection features in AOL 5.0. Plaintiffs are seeking damages, an injunction enjoining the distribution of AOL Version 5.0 software, and disgorgement of all monies that the Company has earned through the distribution of its Version 5.0 software. These cases are at a preliminary stage, but America Online does not believe they have merit and intends to contest them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given the current status of the litigation.

     In the spring of 1999, the Department of Labor ("DOL") began an investigation of the applicability of the Fair Labor Standards Act ("FLSA") to the Company's Community Leader program. The Company believes the Community Leaders are volunteers, not employees, that the Community Leader program reflects industry practices, and that its actions comply with the law. The Company is cooperating with the DOL's inquiry, but is unable to predict the outcome of the DOL's investigation and cannot reasonably estimate a range of possible loss given the current status of the DOL's investigation. Former volunteers have sued the Company on behalf of an alleged class consisting of current and former volunteers, alleging violations of the FLSA and comparable state statutes. The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims or whether other former or current volunteers will file additional actions, nor can the Company reasonably estimate a range of possible loss given the current status of the litigation.

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

Item 4. Submission of Matters to a Vote of Security Holders

      A special meeting of the stockholders of the Company was held on June 23, 2000. The purpose of the meeting was to consider a proposal to approve and adopt the Second Amended and Restated Agreement and Plan of Merger dated as of January 10, 2000 by and among AOL Time Warner Inc., America Online, Inc., Time Warner Inc., America Online Merger Sub and Time Warner Merger Sub. The proposal was approved with 1,273,120,576 shares cast in favor of the proposal, 32,055,011 shares cast against the proposal and 7,578,268 abstentions.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Price of Common Stock

     The following table sets forth the range of high and low sale prices for the Company's Common Stock for the periods indicated and reflects all stock splits effected by the Company:

For the quarter ended:                       High    Low

----------------------                      ------ ------
September 30, 1998....                     $ 17.57 $ 8.75
December 31, 1998.....                     $ 40.00 $10.33
March 31, 1999........                     $ 76.88 $33.50
June 30, 1999.........                     $ 87.50 $44.75
September 30, 1999....                     $ 64.59 $38.50
December 31, 1999.....                     $ 95.63 $52.03
March 31, 2000........                     $ 82.88 $48.25
June 30, 2000.........                     $ 68.38 $48.38

     The Company has never declared, nor has it paid, any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future growth and, therefore, does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

     As of August 31, 2000, the approximate number of stockholders of record of Common Stock was 42,800. In addition, the Company believes there were approximately 3 million beneficial holders of the Common Stock, representing persons whose stock is in nominee or "street name" accounts through brokers.

Exchange Information

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "AOL."

     Options on the Company's stock are traded on the Chicago Board Options Exchange, the American Stock Exchange, and the Pacific Stock Exchange.

Recent Sales of Unregistered Securities

      None

Item 6.  Selected Financial Data


                                                      Year Ended June 30,
                                           ------------------------------------------

                                             2000     1999     1998     1997    1996
                                           -------- -------- ------- -------- -------
                                          (Amounts in millions, except per share data)
Statement of Operations Data:
Subscription services.....................  $4,400   $3,321  $2,183   $1,478   $1,024
Advertising, commerce and other ..........   1,986    1,027     566      330      125
Enterprise solutions......................     500      456     365      411      188
                                           -------- -------- ------- -------- -------
Total revenues............................   6,886    4,804   3,114    2,219    1,337

Income (loss) from operations.............   1,398      450    (126)    (176)    (175)
Net income (loss) (1).....................   1,232      754     (80)    (176)    (203)
Income (loss) per common share:
Net income (loss) per share-diluted.......  $ 0.48   $ 0.30  $(0.04)  $(0.10)  $(0.13)
Net income (loss) per share-basic.........  $ 0.54   $ 0.36  $(0.04)  $(0.10)  $(0.13)
Weighted average shares outstanding:
Diluted...................................   2,603    2,566   1,859    1,682    1,507
Basic.....................................   2,278    2,090   1,859    1,682    1,507


                                                        As of June 30,
                                           ------------------------------------------

                                             2000      1999     1998    1997    1996
                                           -------- -------- ------- -------- -------
                                                     (Amounts in millions)
Balance Sheet Data:
Working capital(deficiency)...............  $2,033     $313    $114     $(40)    $78
Total assets..............................  10,673    5,417   2,886    1,508     966
Total debt................................   1,646      364     372       52      25
Stockholders' equity......................   6,161    3,095   1,004      612     400


                                                      Year Ended June 30,
                                           ------------------------------------------

                                             2000      1999     1998     1997    1996
                                           -------- -------- ------- -------- -------
                                                    (Amounts in millions)
Other Selected Data:
Net cash provided by operating activities.  $1,808    $1,119    $428    $124      $2
Net cash used in investing activities.....  (2,001)   (1,809)   (531)  (366)    (262)
Net cash provided by financing activities.   1,747       948     590    252      372
Earnings Before Interest, Taxes,
 Depreciation and Amortization
 (EBITDA, as adjusted) (2) ................  1,788       858     259      19    (107)

(1) Net income in the fiscal year ended June 30, 2000 includes net special charges of $15 million related to mergers and $386 million from gains on investments. Net income in the fiscal year ended June 30, 1999, includes special charges of $95 million related to mergers and restructurings, $25 million in transition costs and a net gain of $567 million related to the sale of investments in Excite, Inc. Net loss in the fiscal year ended June 30, 1998, includes special charges of $75 million related to mergers and restructurings, $94 million related to acquired in-process research and development and $17 million related to legal settlements. Net loss in the fiscal year ended June 30, 1997, includes special charges of $49 related to a restructuring, $24 million related to contract terminations, $24 million for a legal settlement and $9 million related to acquired in-process research and development. Net loss in the fiscal year ended June 30, 1996, includes special charges of $17 million for acquired in-process research and development, $8 million in merger related costs and $8 million for the settlement of a class action lawsuit.

(2) EBITDA is defined as net income adjusted to exclude: (1) provision/(benefit) for income taxes, (2) interest income and expense, (3) depreciation and amortization and (4) special charges and gains on investments. The Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

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

      America Online has four major lines of businesses:
      o the Interactive Services Group,
      o the Interactive Properties Group,
      o the AOL International Group, and
      o the Netscape Enterprise Group.

      The lines of business are described below.

      The Interactive Services Group develops and operates branded interactive services, including:

      o  the AOL service, a worldwide Internet online service with approximately
         23.2 million members as of June 30, 2000
      o the CompuServe service, a worldwide Internet online service with approximately 2.8 million members as of June 30, 2000
      o  the Netscape Netcenter, an Internet portal
      o  the AOL.COM Internet portal
      o the Netscape Communicator client software, including the Netscape Navigator browser
      o the AOLTV service, an interactive television service for mass-market consumers
      o the AOL Wireless services, which deliver features and content of the AOL service and branded properties to wireless consumers

      The Interactive Properties Group is built around branded properties that operate across multiple services and platforms, such as:

      o Digital City, Inc., the leading local online network and community guide on the AOL service and the Internet based on the number of visitors per month
      o ICQ, the world's leading communications portal based on the number of registered users that provides instant communications and chat technology
      o AOL Instant Messenger (AIM), a Web-based communications service that enables Internet users to send and respond in real time to private personalized electronic text messages
      o Moviefone, Inc., the nation's No. 1 movie guide and ticketing service based on the number of users
      o  Internet music brands Spinner.com, Winamp and SHOUTcast
      o  MapQuest.com, a leader in destination information solutions

      The AOL International Group oversees the AOL and CompuServe services and operations outside the United States, as well as the Netscape Online service in the United Kingdom.

      The Netscape Enterprise Group focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services enable businesses and users to share information, manage networks and facilitate electronic commerce. The Netscape Enterprise group operates primarily through iPlanet E-Commerce Solutions, a Sun-Netscape alliance. This strategic alliance between America Online and Sun Microsystems, Inc. ("Sun"), a leader in network computing products and services, was formed in November 1998 and began operating in March 1999.

Competition

     The Company competes with a wide range of other companies in the communications, advertising, entertainment, information, media, Web-based services, software, technology, direct mail and electronic commerce fields for subscription, advertising, and commerce revenues, and in the development of distribution technologies and equipment in its interactive businesses. The Company also competes with a wide range of companies in the development and sale of electronic commerce infrastructure and applications in its Netscape Enterprise Group.

o     Competitors for subscription revenues include:
      - online services such as the Microsoft Network, AT&T Worldnet and Prodigy Internet
      - national and local Internet service providers (including subscription-free providers), such as EarthLink, Juno, NetZero and Bluelight.com
      - long distance and regional telephone companies offering Internet access as part of their telephone service, such as AT&T Corp., Sprint Corporation and regional Bell operating companies
      - cable television companies
      - cable Internet access services such as Excite@Home, Road Runner and Juno

o     Competitors for advertising and commerce revenues include:
      - online services such as the Microsoft Network, AT&T Worldnet and Prodigy Internet
      - Web-based  navigation and search services  provided by companies such as
        Yahoo! Inc., the Walt Disney Internet Group, Lycos, Inc. and Excite@Home
      - global media  companies  including  newspapers,   radio  and  television
        stations  and  content  providers,  such  as the  National  Broadcasting
        Corporation, CBS Corporation, The Walt Disney Company, The Washington Post Company and Conde Nast Publications, Inc.
      - cable Internet access services such as Excite@Home and Road Runner
      - Web sites focusing on content, commerce, community and similar features such as Amazon.com and eBay

o Competition in the development of distribution technologies and equipment includes:
      - broadband distribution technologies used in cable Internet access services such as Excite@Home and Road Runner
      - advanced telephone-based access services offered through digital subscriber line technologies offered by local telecommunications companies
      - other advanced digital services offered by satellite and wireless companies
      - television-based interactive services, such as those offered by Microsoft's WebTV
      - personal digital assistants or handheld computers, enhanced mobile phones and other equipment offering functional equivalents to the Company's features

o Competitors in the development and sale of electronic commerce infrastructure and applications include:
      - providers of electronic commerce infrastructure such as server software, including International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, Novell, Inc., Software.com, Inc. and BEA Systems, Inc.
      - providers of electronic commerce applications including International Business Machines Corporation, Oracle Corporation, General Electric Information Systems, Microsoft Corporation, PeopleSoft, Inc., SAP A.G., Open Market Incorporated, Ariba, Inc., CommerceOne, Inc., Sterling Commerce, Inc. and BroadVision, Inc.

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

Consolidated Results of Operations

                  Revenues

      The following table and discussion highlights the revenues of the Company for the years ended June 30, 2000, 1999 and 1998.


                                                                       Year ended June 30,
                                                         -----------------------------------------------
                                                               2000           1999            1998
                                                         --------------- --------------- ---------------
                                                                       (Dollars in millions)
Revenues:
Subscription services................................... $4,400   63.9%  $3,321   69.1%  $2,183   70.1%
Advertising, commerce and other.........................  1,986   28.8    1,027   21.4      566   18.2
Enterprise solutions....................................    500    7.3      456    9.5      365   11.7
                                                         ------- ------- ------- ------- ------- -------
Total revenues.......................................... $6,886  100.0%  $4,804  100.0%  $3,114  100.0%


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

                  Subscription Services Revenues

      Currently, the Company's Interactive Services Group generates subscription services revenue primarily from subscribers paying a monthly membership fee.

      The Company's current pricing options for the AOL service in the United States are as follows:

      o A standard monthly membership fee of $21.95, with no additional hourly charges (the "Flat-Rate Plan"). Subscribers can also choose to prepay for one year in advance at an effective monthly rate of $19.95. The Company increased the price of its Flat-Rate Plan from $19.95 per month to $21.95 per month, and the effective monthly rate of the annual plan from $17.95 per month to $19.95 per month, effective at the start of each member's monthly billing cycle in April 1998. Those subscribers who were on the annual plan at the time of change were not subject to an increase until their renewal date.

      o An alternative offering of three hours for $4.95 per month, with additional time priced at $2.50 per hour.

      o An alternative offering of $9.95 per month for unlimited use--for those subscribers who have an Internet connection other than through AOL and use this connection to access AOL services.

      The Company's current pricing options for CompuServe 2000 are as follows:

      o A standard monthly membership offering of 20 hours for $9.95 per month, with additional time priced at $2.95 per hour.

      o A standard monthly membership fee of $19.95, with no additional hourly charges.

      o An incentive rebate program offering a $400 rebate with a 3 year commitment of $21.95 per month.

      At June 30, 2000, the Company had approximately 23.2 million AOL brand subscribers, of which approximately 19.4 million were in the United States. Also at that date, the Company had approximately 2.8 million CompuServe brand subscribers, of which approximately 2 million were in the United States. At June 30, 1999, the Company had approximately 17.6 million AOL brand subscribers, of which approximately 15.3 million were in the United States. Also at that date, the Company had approximately 2 million CompuServe brand subscribers, of which approximately 1 million were in the United States. As of June 30, 2000 and 1999, the AOL and CompuServe brands had approximately 4.6 million and 3.3 million subscribers, respectively, outside of the United States.

      For fiscal 2000, subscription services revenues increased from $3,321 million to $4,400 million, or 32%, over fiscal 1999. This increase was primarily attributable to a 34% increase in the average number of U.S. subscribers in fiscal 2000, compared to fiscal 1999, offset in part by a slight decrease in the average monthly subscription services revenue per U.S. subscriber. The decrease in the average monthly subscription services revenue per U.S. subscriber is due to the different brands and services offered by the Company and the mix of multiple price points offered by these brands and services.

      For fiscal 1999, subscription services revenues increased from $2,183 million to $3,321 million, or 52%, over fiscal 1998. This increase was primarily attributable to a 58% increase in the average number of U.S. subscribers in fiscal 1999, compared to fiscal 1998, as well as a 7.4% increase in the average monthly subscription services revenue per U.S. subscriber. The average monthly subscription services revenue per U.S. subscriber increased from $17.90 in fiscal 1998 to $19.22 in fiscal 1999. This increase was principally attributable to the increase in the Flat-Rate Plan membership fee from $19.95 to $21.95, which became effective in April 1998.

                  Advertising, Commerce and Other Revenues

      An important objective of the Company's business strategy is a continued emphasis on growing the advertising, commerce and other revenues. These revenues consist principally of advertising and related revenues, fees associated with electronic commerce, and the sale of merchandise across the Company's multiple brands. During fiscal 2000, leveraging its large, active and growing user base, the Company continued to build on its industry-leading advertising and commerce through a series of major alliances with leading brands and retailers. The Company's user base not only includes the paying subscribers of the AOL and CompuServe services, it also includes users of the Company's other branded portals and services such as MapQuest.com, AOL Moviefone, Netcenter (with more than 28 million registered users), AOL.COM, ICQ (with more than 20 million active registered users) and Digital City. Contributing to future growth in advertising, commerce and other revenues is the Company's backlog, made up of contractually committed revenues to be recognized in future periods. For additional discussion, see Note 2 "Revenue Recognition" of the Notes to the Consolidated Financial Statements. The backlog balances as of June 30, 2000, 1999 and 1998 were $3,017 million, $1,519 million and $511 million, respectively. The majority of the backlog balance is from contracts with leading brands and retailers such as General Motors, Hewlett-Packard, Coca-Cola, Kodak, Sears, Gateway, Citigroup and Hughes. The Company expects that approximately $1,305 million in revenues will be generated in fiscal 2001 from the June 30, 2000 backlog.

      The following table summarizes the material components of advertising, commerce and other revenues for the years ended June 30, 2000, 1999 and 1998.


                               Year ended June 30,

                                                         -----------------------------------------------
                                                               2000            1999            1998
                                                         --------------- --------------- ---------------
                                                                       (Dollars in millions)
Advertising and electronic commerce fees................ $1,600   80.6%   $ 772   75.2%   $ 363   64.1%
Merchandise.............................................    211   10.6      132   12.8      103   18.2
Other...................................................    175    8.8      123   12.0      100   17.7
                                                         ------- ------- ------- ------- ------- -------
Total advertising, commerce and other revenues.......... $1,986  100.0%  $1,027  100.0%   $ 566  100.0%

      Advertising, commerce and other revenues increased by 93%, from $1,027 million in fiscal 1999 to $1,986 million in fiscal 2000. This increase was primarily attributable to additional advertising and electronic commerce on the Company's AOL service, as well as the Company's other branded services and portals. Advertising and electronic commerce fees increased by 107%, from $772 million in fiscal 1999 to $1,600 million in fiscal 2000.

      Advertising, commerce and other revenues increased by 81%, from $566 million in fiscal 1998 to $1,027 million in fiscal 1999. More advertising on the Company's AOL service and Netcenter portal, as well as an increase in electronic commerce fees primarily drove the increase. Advertising and electronic commerce fees increased by 113%, from $363 million in fiscal 1998 to $772 million in fiscal 1999.

                  Enterprise Solutions Revenues

      The Netscape Enterprise Group generates revenues that consist principally of product licensing fees and fees from technical support, consulting and training services. The Netscape Enterprise Group focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services enable businesses and users to share information, manage networks and facilitate electronic commerce on the Internet. In November 1998, the Company entered into a strategic alliance with Sun Microsystems, Inc. ("Sun"), a leader in network computing products and services, to accelerate the growth of electronic commerce. The alliance became effective in March 1999. The strategic alliance provides that, over a three year period, the Company and Sun will jointly develop and market to business enterprises, iPlanet client software and network application and server software for electronic commerce, extended communities and connectivity. These products will include software incorporating the Netscape code, Sun code and technology and certain America Online services features.

      Enterprise solutions revenues increased by 10%, from $456 million in fiscal 1999 to $500 million in fiscal 2000. The increase was primarily driven by revenues generated from the alliance with Sun.

      Enterprise solutions revenues increased by 25%, from $365 million in fiscal 1998 to $456 million in fiscal 1999. The increase was due to an increase in product sales related to server applications and consulting services coupled with the decline in revenues in fiscal 1998 due to offering the Netscape Communicator client software, including the Netscape Navigator browser, for free starting in January 1998.

                  Costs and Expenses

      The following table and discussion highlights the costs and expenses of the Company for the years ended June 30, 2000, 1999 and 1998.


                                                                       Year ended June 30,
                                                         -----------------------------------------------

                                                              2000            1999            1998
                                                         --------------- --------------- ---------------
                                                                       (Dollars in millions)

Total revenues.......................................... $6,886  100.0%  $4,804  100.0%  $3,114  100.0%

Costs and expenses:
Cost of revenues........................................ $3,458   50.2%  $2,669   55.5%  $1,825   58.6%
Sales and marketing.....................................  1,015   14.7      816   17.0      629   20.2
Product development.....................................    303    4.4      292    6.1      243    7.8
General and administrative..............................    623    9.1      417    8.7      333   10.7
Amortization of goodwill and other intangible assets....     74    1.1       65    1.3       24    0.8
Merger, restructuring and contract termination charges..     15    0.2       95    2.0       75    2.4
Acquired in-process research and development............      -      -        -      -       94    3.0
Settlement charges......................................      -      -        -      -       17     .6
                                                         ------- ------- ------- ------- ------- -------
Total costs and expenses................................ $5,488   79.7%  $4,354   90.6%  $3,240  104.1%

                  Cost of Revenues

      Cost of revenues includes network-related costs, consisting primarily of data network costs; personnel and related costs associated with operating the data centers, data network and providing customer support; billing, consulting and technical support/training; host computer and network equipment costs; and the costs of merchandise sold.

      The Company continues to experience increases in both subscriber usage, which is primarily due to the growth of the subscriber base, and average monthly usage per subscriber. Both of these growth factors have the potential to increase network costs on an absolute dollar basis, as well as a percentage of revenue basis. While the growth in subscriber usage and related costs generally are consistent with the increases in subscription service revenues, the increase in usage and related costs per subscriber could impact operating margins. The Company has minimized, and plans to continue to minimize, the impact to costs associated with such growth by reducing network costs, on a relative basis (either on a per-hour basis or as a percentage of total revenues) and increasing advertising, commerce and other revenues. An important factor in reducing network costs is the reduction of the costs of operating the Company's data network, on a per-hour basis, through volume discounts and more efficient utilization of AOLnet, the Company's TCP/IP network. The Company expects the growth in advertising, commerce and other revenues, assuming such growth continues, will provide the opportunity and flexibility to fund the costs associated with the increased usage resulting from growing the Company's subscriber base.

      For fiscal 2000, cost of revenues increased from $2,669 million to $3,458 million, or 30%, over fiscal 1999, and decreased as a percentage of total revenues from 55.5% to 50.2%. The increase in cost of revenues in fiscal 2000 was primarily attributable to increases in data network costs; merchandise costs; personnel and related costs associated with operating the data centers, data network and providing customer support; costs related to the Company's new custom services; and billing expense as a result of increased member activity on the various services. Data network costs increased primarily as a result of the larger member base and increased usage per customer. Personnel and related costs associated with operating the data centers, data network, providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network and a larger customer base. Costs related to the Company's new custom services are a result of the Company's agreement with Gateway, Inc., which was entered into in October, 1999. The decrease in cost of revenues as a percentage of total revenues was primarily attributable to growth of the higher margin advertising, commerce and other revenues, as well as a decrease in network-related costs as a percentage of subscription services revenue. The decrease in network-related costs as a percentage of subscription services revenue was primarily driven by an 18% decrease in the hourly network cost for the year ended June 30, 2000 compared to the year ended June 30, 1999. The decrease in the hourly network costs is mainly due to efficiencies the Company continues to realize as a result of its size and scale, as well as lower negotiated rates with its network providers. This decrease was partially offset by an increase in daily member usage, from an average of 50 minutes per day in the year ended June 30, 1999 to an average of nearly 58 minutes per day in the year ended June 30, 2000.

      For fiscal 1999, cost of revenues increased from $1,825 million to $2,669 million, or 46%, over fiscal 1998, and decreased as a percentage of total revenues from 58.6% to 55.5%. The increase in cost of revenues in fiscal 1999 was primarily attributable to increases in data network costs, host computer and network equipment costs, and personnel and related costs associated with operating the data centers and data network and providing customer support; consulting; technical support/training and billing. Data network costs increased primarily as a result of the larger member base and more usage per member. Host computer and network equipment costs, consisting of lease, depreciation and maintenance expenses, increased as a result of additional host computer and network equipment, as a result of the larger member base and more usage by members. Personnel and related costs associated with operating the data centers, data network, providing customer support and billing increased primarily as a result of the requirements of supporting a larger data network, a larger member base and increased subscription services revenues. Personnel and related costs associated with consulting and technical support/training increased due to providing additional customer support and professional services. The increase in cost of revenues, as a percentage of total revenues, in fiscal 1998 was primarily attributable to an increase, as a percentage of total revenues, in host computer and network equipment costs coupled with the decrease in revenues related to the high margin Netscape Communicator client software (including the Netscape Navigator browser) partially offset by a decrease, as a percentage of total revenues, in royalties paid to information and service providers.

                  Sales and Marketing

      Sales and marketing expenses include the costs to acquire and retain subscribers, the operating expenses associated with the sales and marketing organizations and other general marketing costs to support the Company's multiple brands.

      The Company's strategy continues to emphasize brand advertising across multiple brands, as well as cost-effective bundling agreements, where the Company's products are widely distributed with new personal computers, the Windows operating system and other peripheral computer equipment and software. Additionally, the Company continues to market its products via direct mail programs. These marketing initiatives coupled with improving subscriber acquisition and retention rates, as well as the growth of advertising and electronic commerce revenues, have contributed to the continued improvement of marketing expenses as a percentage of total revenues.

      For fiscal 2000, sales and marketing expenses increased from $816 million to $1,015 million, or 24%, over fiscal 1999, and decreased as a percentage of total revenues from 17.0% to 14.7%. The increase in sales and marketing expenses for fiscal 2000 was mainly attributable to an increase in direct subscriber acquisition costs related to the AOL service and brand advertising across multiple brands, offset by a decrease in sales and sales support functions in the Netscape Enterprise Group. The decrease in marketing expenses as a percentage of total revenues was primarily a result of the substantial growth in total revenues.

     For fiscal 1999, sales and marketing expenses increased from $629 million to $816 million, or 30%, over fiscal 1998, and decreased as a percentage of total revenues from 20.2% to 17.0%. The increase in sales and marketing expenses for fiscal 1999 was mainly attributable to an increase in direct subscriber acquisition costs, brand advertising across multiple brands and personnel costs associated with expanding the Netscape Enterprise business. The decrease as a percentage of total revenues was primarily a result of the substantial growth in revenues.

                  Product Development

      Product development costs include research and development expenses and other product development costs including support and maintenance of the Company's multiple interactive products.

      For fiscal 2000, product development costs increased from $292 million to $303 million, or 4%, over fiscal 1999, and decreased as a percentage of total revenues from 6.1% to 4.4%. The increase in product development costs was primarily due to an increase in the number of technical employees to support additional products across multiple brands. The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in total revenues.

      For fiscal 1999, product development costs increased from $243 million to $292 million, or 20%, over fiscal 1998, and decreased as a percentage of total revenues from 7.8% to 6.1%. The increase in product development costs was primarily due to an increase in personnel costs resulting from the Company's acquisitions of Actra Business Systems LLC ("Actra"), KIVA Software Corporation ("KIVA") and the online service of CompuServe (see Note 6 of the Notes to Consolidated Financial Statements). The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in revenues.

                  General and Administrative

      For fiscal 2000, general and administrative expenses increased from $417 million to $623 million, or 49%, over fiscal 1999, and increased slightly as a percentage of total revenues from 8.7% to 9.1%. The increase in general and administrative costs for fiscal 2000, was primarily attributable to an increase in bad debt expense related to the AOL and CompuServe services; increased personnel costs, primarily payroll taxes related to employee stock option exercises; and other professional services and fees, primarily consulting and legal fees. The increase in bad debt related to the CompuServe service is primarily due to the CompuServe rebate program which was initiated in fiscal year 2000. The increase in bad debt related to the AOL service is primarily the result of extending the collection period for subscription fees. In addition, the increase in subscription revenues during fiscal 2000 for both the AOL and CompuServe services contributed to the increase in bad debt.

      For fiscal 1999, general and administrative expenses increased from $333 million to $417 million, or 25%, over fiscal 1998, and decreased as a percentage of total revenues from 10.7% to 8.7%. The increase in general and administrative costs for fiscal 1998, and such costs as a percentage of total revenues, was primarily attributable to higher personnel and related costs, which included compensatory stock options and other charges primarily related to the sale of ANS Communications, Inc., ("ANS"), as well as increases in professional fees, principally related to legal matters.

                  Amortization of Goodwill and Other Intangible Assets

      Amortization of goodwill and other intangible assets increased to $74 million in fiscal 2000 from $65 million in fiscal 1999 and $24 million in fiscal 1998. The increase in amortization expense during fiscal 2000 is primarily attributable to goodwill associated with the acquisition of the CompuServe online service in January 1998, with minor subsequent adjustments. The increase in amortization expense during fiscal 1999 is primarily attributable to goodwill associated with the acquisitions of Mirabilis, Ltd. ("Mirabilis") in June 1998, CompuServe in January 1998, and Actra in December 1997. The increase is partially offset by a decrease in goodwill amortization resulting from the disposition of ANS in January 1998.

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

      In accounting for the acquisition of Mirabilis, the Company allocated the excess purchase price over the fair value of net tangible assets acquired to identified intangible assets. In performing this allocation, the Company considered, among other factors, the attrition rate of the active users of the technology at the date of acquisition (estimated to be similar to the rate experienced by the AOL service) and the research and development projects in-process at the date of acquisition. With regard to the in-process research and development projects, the Company considered, among other factors, the stage of development of each project at the time of acquisition, the importance of each project to the overall development plan, and the projected incremental cash flows from the projects when completed and any associated risks. Associated risks include the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the impact of potential changes in future target markets. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

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

      The technology, market and development risk factors discussed above for the Mirabilis acquisition are also relevant and should be considered with regard to the acquisitions of Actra, PLS and NetChannel.

                  Merger, Restructuring and Contract Termination Charges

      In fiscal 2000, the Company recognized net charges of $15 million primarily related to the mergers of MapQuest.com, Inc. and Tegic Communications, Inc., consisting mainly of investment banking, legal and accounting services; contract termination fees; and severance and other personnel costs. As of June 30, 2000, approximately $9 million of the merger related costs had been paid. The company expects the remaining costs associated with the merger to be paid by December, 2000.

      In fiscal 1999, the Company recognized charges of $95 million related to restructurings and mergers. All of these costs had been paid as of June 30, 2000.

      o  In connection  with the mergers of Moviefone,  Inc.,  Spinner  Networks
         Incorporated, NullSoft, Inc. and AtWeb, Inc., the Company recorded direct merger-related costs of $17 million.
      o In connection with plans announced and implemented in March 1999, the Company recorded a charge of $78 million for direct costs related to the merger with Netscape and the Company's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities, as well as the merger with When, Inc.

      In fiscal 1998, the Company recognized net charges of $75 million related to restructurings and mergers. All of these costs had been paid as of June 30, 2000.

      o In connection with a restructuring plan adopted in the third quarter of fiscal 1998, the Company recorded a $35 million restructuring charge associated with the restructuring of its AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees and the shutdown of certain subsidiaries and facilities.
      o At the end of the second and beginning of the third quarters of fiscal 1998, the Company recorded a $35 million restructuring charge related to the implementation of certain restructuring actions mainly related to the Netscape Enterprise Group. These actions were aimed at reducing its cost structure, improving its competitiveness and restoring sustainable profitability. The restructuring plan resulted from decreased demand for certain Enterprise products and the adoption of a new strategic direction. The restructuring included a reduction in the workforce (approximately 400 employees), the closure of certain facilities, the write-off of non-performing operating assets and third-party royalty payment obligations relating to canceled contracts.
      o In connection with the merger of Kiva Software Corporation, the Company recognized merger costs of $6 million consisting mainly of investment banking, legal and accounting services.
      o In connection with a restructuring plan adopted in the second quarter of fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries. As of the first quarter of fiscal 1998, substantially all of the restructuring activities had been completed and the Company reversed $1 million of the original restructuring accrual in the first quarter of fiscal 1998.

      Refer to Note 3 of the Notes to Consolidated Financial Statements for further information related to the restructurings and merger costs.

                  Settlement Charges

      In fiscal 1998, the Company recorded a net settlement charge of $18 million in connection with the settlement of the Orman v. America Online, Inc. class action lawsuit filed in U.S. District Court for the Eastern District of Virginia alleging violations of federal securities laws between August 1995 and October 1996. Included in the net settlement charge was an estimate of $17 million in insurance receipts. Also in fiscal 1998, the Company revised its estimate of a liability in connection with a legal settlement that occurred in fiscal 1997 and reversed $1 million of the original settlement accrual.

                  Other Income, net

      Other income, net consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $616 million, $638 million and $30 million in fiscal years 2000, 1999 and 1998, respectively. The decrease in other income in fiscal 2000 was primarily attributable to net realized gains on investments of $408 million in fiscal 2000 compared to net realized gains of $565 million in fiscal 1999, offset by an increase in interest income. The increase in other income in fiscal 1999 was primarily attributable to net realized gains on investments of $565 million compared to net realized gains of $6 million in fiscal 1998 and increases in net interest income partially offset by decreases in the allocation of losses to minority stockholders, as well as investment write-offs.

      The Company's investment portfolio of available-for-sale securities is primarily invested in Internet and technology companies. These available-for-sale equity investments are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries the Company is invested in. The Company has realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies the Company is invested in. See Note 11 of the Notes to the Consolidated Financial Statements. The Company's objectives in managing its exposure to stock market fluctuations is to minimize the impact of stock market declines to the Company's earnings and cash flows. Beyond the control of the Company, however, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on the operating results of the Company in future periods.

                  (Provision) Benefit for Income Taxes

      The (provision) benefit for income taxes was $(782), $(334) and $16 million in fiscal 2000, 1999 and 1998, respectively. The substantial increase in the provision for income taxes in fiscal 1999 is a direct result of the Company's increase in pre-tax income. For additional information regarding income taxes, refer to Note 12 of the Notes to Consolidated Financial Statements.

                  Segment Results of Operations

      The Company currently has four operating segments, of which two are reportable segments, that share the same infrastructure. For further information regarding segments, refer to Note 7 of the Notes to the Consolidated Financial Statements.

         A summary of the segment financial information is as follows:


                                                          Years ended June 30,

                                              ----------------------------------------

                                                  2000          1999          1998
                                              ------------  ------------  ------------
                                                         (Amounts in millions)

Revenues:
Interactive Services Group (1)..............      $5,993       $4,233        $2,689
Netscape Enterprise Group (2)...............         500          456           365
Other Segments (3) .........................         393          115            60
                                              ------------  ------------  ------------
    Total revenues..........................      $6,886       $4,804        $3,114

Income (loss) from operations:

Interactive Services Group (1)..............      $1,685       $  989          $452
Netscape Enterprise Group (2)...............         103          (14)          (18)
Other Segments (3)..........................          79          (72)          (88)
General & Administrative (4)................        (454)        (358)         (286)
Other charges...............................         (15)         (95)         (186)
                                              ------------  ------------  ------------
    Total income (loss) from operations.....      $1,398       $  450       $  (126)

(1) For fiscal years 2000, 1999 and 1998, the Interactive Services Group includes online service revenues of $4,400 million, $3,321 million and $2,183 million, respectively; advertising, commerce and other revenues of $1,593 million, $912 million and $506 million, respectively; and goodwill and other intangible assets amortization of $44 million, $32 million and $17 million, respectively.

(2) For fiscal years 2000, 1999 and 1998, the Netscape Enterprise Group is comprised solely of enterprise revenues and includes goodwill and other intangible assets amortization of $0 million, $5 million and $7 million, respectively.

(3) For fiscal years 2000, 1999 and 1998, Other Segments are comprised solely of advertising, commerce and other revenues and include goodwill and other intangible assets amortization of $30 million, $28 million and $0 million, respectively.

(4)      Bad debt has been allocated to the applicable segment.

      For an overview of the segment revenues, refer to the consolidated results of operations discussion earlier in this section.

      Interactive Services Group income from operations increased from $452 million in fiscal 1998 to $989 million in fiscal 1999 and $1,685 million in fiscal 2000. These increases are mainly the result of increases in subscription services and advertising, commerce and other revenues coupled with increased network efficiencies.

      Netscape Enterprise Group income/loss from operations improved from a loss of $18 million in fiscal 1998 to a loss of $14 million in fiscal 1999 to income of $103 million in fiscal 2000. These improvements were mainly attributable to the increase in revenues, as well as a decline in operating expenses, as the Netscape Enterprise Group began to realize efficiencies from using the Company's infrastructure. In addition, the Netscape Enterprise Group is experiencing benefits from the Sun Alliance, which became effective in March 1999.

      Other Segments income/loss from operations improved from a loss of $88 million in fiscal 1998 to a loss of $72 million in fiscal 1999 to income of $79 million in fiscal 2000. These improvements were mainly attributable to an increase in Interactive Properties advertising revenues partially offset by an increase in cost of revenues and marketing costs.

Liquidity and Capital Resources

      The Company is currently financing its operations primarily through cash generated from operations. During fiscal 2000, the Company generated $1.8 billion in cash from operations. In addition, the Company has generated cash from the sale of its convertible notes, the sale of marketable securities held and the sale of its capital stock. In addition to purchasing telecommunications equipment, the Company also enters into operating leases for the use of this equipment. Net cash provided by operating activities was $1,808 million, $1,119 million and $428 million in fiscal 2000, 1999 and 1998, respectively, and increased primarily due to the Company's increase in net income. Net cash used in investing activities was $2,001 million, $1,809 million and $531 million in fiscal 2000, 1999 and 1998, respectively. Cash used in investing activities included $1.2 billion of investments in available-for-sale securities during fiscal year 2000 and $2.3 billion during fiscal year 1999, including the Company's $1.5 billion investment in a General Motors equity security related to the strategic alliance the Company entered into with Hughes Electronics Corporation ("Hughes"). Cash used in investing activities in fiscal year 1999 was offset by net proceeds of approximately $600 million related to the sale of Excite, Inc. investments. Net cash provided by financing activities was $1,747 million, $948 million and $590 million in fiscal 2000, 1999 and 1998, respectively. Included in financing activities for fiscal 2000 were $1.3 billion in net proceeds from the issuance of convertible debt. Included in financing activities for fiscal 1999 were $550 million in aggregate net proceeds from a public stock offering of its common stock.

      The Company uses its working capital to finance ongoing operations and to fund marketing and the development of its products and services. The Company plans to continue to invest in subscriber acquisition, retention and brand marketing to expand its subscriber base, as well as in network, computing and support infrastructure. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products or businesses complementary to the Company's current business. The Company anticipates that cash on hand and cash provided by operating activities will be sufficient to fund the operations of the Company's current business for the next twelve months. The Company currently has approximately $3.7 billion available for issuance under a shelf registration filed in May 1999.

      At June 30, 2000, the Company had working capital of $2,033 million, compared to working capital of $313 million at June 30, 1999. In addition, the Company had investments including available-for-sale securities of $4,358 million and $2,151 million at June 30, 2000 and 1999, respectively. Current assets increased by $2,383 million, from $2,045 million at June 30, 1999 to $4,428 million at June 30, 2000, while current liabilities increased by $663 million, from $1,732 million to $2,395 million, over this same period. The increase in current assets was primarily attributable to an increase in cash and short-term investments resulting from cash generated by operations, as well as cash generated by the issuance of convertible debt. The change in current liabilities was due to an increase in deferred revenues.

      During December 1999, the Company sold $2.3 billion aggregate principal at maturity of zero-coupon Convertible Subordinated Notes (the "Zero-Coupon Notes") due December 6, 2019 and received net proceeds of approximately $1.2 billion. Also, in December 1999, the underwriters exercised the overallotment option on the Zero-Coupon Notes. As a result, on January 5, 2000, the Company sold additional Zero-Coupon Notes with aggregate principal at maturity of approximately $55.6 million for net proceeds of approximately $30 million. For additional information regarding these notes, refer to Note 10 of the Notes to the Consolidated Financial Statements.

      During July 1998, the Company sold approximately 43.2 million shares of common stock and raised a total of $550 million in new equity, which was used for general corporate purposes.

      In November 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002. For additional information regarding these notes, refer to Note 10 of the Notes to the Consolidated Financial Statements.

      On March 17, 2000, America Online and Bertelsmann AG announced a global alliance to expand the distribution of Bertelsmann's media content and electronic commerce properties over America Online's interactive brands worldwide. America Online and Bertelsmann also announced an agreement to restructure their interests in the AOL Europe and AOL Australia joint ventures. This restructuring consists of a put and call arrangement for America Online to purchase, in two installments, Bertelsmann's 50% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion, payable at America Online's option in cash, America Online stock (or AOL Time Warner stock, if the merger with Time Warner has closed) or a combination of cash and stock. For additional information regarding these announcements, see Note 6 of the Notes to Consolidated Financial Statements.

      In June 1998, the Company purchased Mirabilis for $287 million in cash (and contingent purchase price payments of up to $120 million) and NetChannel for $16 million in cash. For additional information regarding these acquisitions, see Note 6 of the Notes to Consolidated Financial Statements.

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

      The Company enters into multiple-year data communications agreements in order to support AOLnet. In connection with those agreements, the Company may commit to purchase certain minimum data communications services. Should the Company not require the delivery of such minimums, the Company's per hour data communications costs may increase. For additional information regarding the Company's commitments, see Note 9 of the Notes to Consolidated Financial Statements.

      The Company leases the majority of its equipment under non-cancelable operating leases. It is building AOLnet, its data communications network, as well as expanding its data center capacity. The buildout of AOLnet and the expansion of data center capacity requires a substantial investment in telecommunications and server equipment. The Company plans to continue making significant investments in these areas. The Company is funding these investments, which are anticipated to total approximately $750 million in fiscal 2001, through a combination of leases and cash purchases.

      On January 10, 2000, the Company and Time Warner Inc. announced that they had entered into an Agreement and Plan of Merger, dated as of January 10, 2000 (the "Merger Agreement"), which sets forth the terms and conditions of the proposed merger of equals of America Online and Time Warner. Pursuant to the Merger Agreement, America Online and Time Warner have formed AOL Time Warner and each holds one share of AOL Time Warner. In June 2000, the stockholders approved the merger. The Company expects the merger to be completed in the fall of 2000. For additional information regarding this announcement, see Note 6 of the Notes to Consolidated Financial Statements.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

      The following table and discussion summarizes EBITDA for the years ended June 30, 2000, 1999 and 1998:

                                                 Years ended June 30,

                                       ----------------------------------------

                                          2000           1999          1998
                                       ------------  ------------  ------------
                                               (Amounts in millions)

EBITDA (as adjusted)..................    $1,788         $858          $259

      The  Company  defines  EBITDA  as net  income  adjusted  to  exclude:  (1)
provision/(benefit) for income taxes, (2) interest income and expense, (3) depreciation and amortization and (4) special charges and gains on investments. EBITDA is presented and discussed because the Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

      For fiscal 2000, EBITDA increased from $858 million to $1,788 million or 108% over fiscal 1999. For fiscal 1999, EBITDA increased from $259 million to $858 million or 231%. The increase from fiscal 1999 to 2000 is mainly due to the significant increase in income before taxes (excluding special charges) from $641 million in fiscal 1999 to $1,643 million in fiscal 2000. The increase from fiscal 1998 to 1999 is due to the increase in income before taxes (excluding special charges) from $90 million in fiscal 1998 to $641 million in fiscal 1999, as well as an increase of approximately $100 million in depreciation and amortization.

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

      Since making advertising revenue a key component of the Company's strategy, the Company has experienced difficulty in distinguishing seasonality in advertising sales from the overall market growth. Seasonal factors seem to be mitigated by advertisers' growing interest in the overall online medium, as well as gaining access to the Company's large and growing subscriber/user base across multiple branded distribution channels.

Inflation

      The Company believes that inflation has not had, and will not have in the future, a material effect on its results of operations.

Forward-Looking Statements

      This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such statements address the following subjects: the proposed AOL/Time Warner merger; future operating results; subscriber growth and retention; advertising, commerce and other revenues; earnings growth and expectations; development and success of multiple brands; new markets, products, services, features and content; corporate spending; liquidity; network capacity; new platforms and access and distribution technologies; regulatory developments, including the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

      The following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

         With respect to the proposed America Online/Time Warner merger, the inability to obtain, or meet conditions imposed for, governmental approvals for the merger; the risk that the America Online and Time Warner businesses will not be integrated successfully; costs related to the merger; fluctuating stock market levels that could cause AOL Time Warner's stock value to be less than the current America Online or Time Warner stock value; the difficulty the stock market may have in valuing the AOL Time Warner business model; the failure of AOL Time Warner to realize anticipated benefits of the America Online /Time Warner merger.

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

      Factors related to increased competition, including: price reductions and increased spending; inability to generate greater revenues and profits from advertising and electronic commerce; limitations on the Company's opportunities to enter into or renew agreements with content providers and distribution partners; limitations on the Company's ability to develop new products and services; limitations on the Company's ability to continue to grow or sustain the rate of growth of its subscriber base; and limitations on the Company's ability to maintain or grow its market share in the enterprise software industry.

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

      The risk associated with accepting warrants in lieu of cash in certain electronic commerce agreements, as the value of such warrants is dependent upon the common stock price of the warrant issuer at the time the warrants are earned, and for certain warrants the risk from periodic revaluation.

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

      The Company's inability to offer its services through advanced distribution technologies such as cable, satellite and wireless and a resulting inability to offer advanced services such as voice and full motion video. The Company's inability to develop new technology or modify its existing technology to keep pace with technological advances and the pursuit of these technological advances requiring substantial expenditures.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company is exposed to immaterial levels of market risk related to changes in foreign currency exchange rates and interest rates.

     The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public companies, certain of which will be classified as derivatives, for business and strategic purposes and has classified these securities as available-for-sale. These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries the Company is invested in. The Company has realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies the Company is invested in. See Note 11 of the Notes to the Consolidated Financial Statements. As of June 30, 2000, the Company had available-for-sale equity investments with a fair market value of $3,397 million and a cost basis of $2,621 million. The gross unrealized gains of $1,016 million and gross unrealized losses of $240 million have been recorded net of deferred taxes of $298 million as a separate component of stockholders' equity. The Company's objectives in managing its exposure to stock market fluctuations is to minimize the impact of stock market declines to the Company's earnings and cash flows. Beyond the control of the Company, however, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on the operating results of the Company in future periods. See Note 2 of the Notes to Consolidated Financial Statements for additional discussion of the Company's exposure to stock market risk.

Item 8.  Financial Statements and Supplementary Data

      Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The response to this item is incorporated by reference from the Sections titled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 11. Executive Compensation

      The response to this item is incorporated by reference from the Section titled "Executive Compensation," but not from the Sections titled "Executive Compensation--Performance Graph" and "Executive Compensation--Report on Executive Compensation by the Compensation and Management Development Committee of the Board of Directors," in the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The response to this item is incorporated by reference from the Section titled "Share Ownership" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

      The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) Consolidated Financial Statements

      The following consolidated financial statements of America Online, Inc. and the Report of Independent Auditors thereon are included in Item 8 above:


Consolidated Balance Sheets as of June 30, 2000 and 1999................................. F-2
Consolidated Statements of Operations for the years ended June 30, 2000, 1999, and 1998.. F-3
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30,
2000, 1999, and 1998..................................................................... F-4
Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999, and 1998.. F-5
Notes to Consolidated Financial Statements............................................... F-6
Report of Management..................................................................... F-25
Report of Independent Auditors........................................................... F-26

     (a)(2) Financial Statement Schedules

     All financial statement schedules required by Item 14(a) (2) have been omitted because they are inapplicable or because the required information has been included in the Consolidated Financial Statements or Notes thereto.

     (a)(3) Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below. Copies of exhibits will be furnished, upon request, to holders or beneficial owners of America Online, Inc. Common Stock as of September 28, 2000, subject to payment in advance of a fee of 25 cents per page to reimburse America Online, Inc. for reproduction costs.

                                  EXHIBIT LIST

Exhibit
  No.                                               Description
-------   ----------------------------------------------------------------------
2.1 Purchase and Sale Agreement dated as of September 7, 1997 by and among America Online, Inc., ANS Communications, Inc. and WorldCom, Inc. (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated September 19,1997, and incorporated herein by reference.)

2.2 Agreement of Purchase and Sale dated as of June 5, 1998 by and among America Online, Inc., AOL Acquisition Corp., R.G.A.O. Holdings Ltd., and Mirabilis, Ltd. and the Principal Stockholders (Confidential treatment granted). (Filed as Exhibit 2 to the Company's Current Report on Form 8-K, dated June 11, 1998, and incorporated herein by reference.)

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

2.5 Agreement and Plan of Merger dated as of December 21, 1999 among America Online, Inc., MQ Acquisition, Inc. and MapQuest.com, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 3, 2000 and incorporated herein by reference.)

2.6 Second Amended and Restated Agreement and Plan of Merger dated as of January 10, 2000 among AOL Time Warner Inc., America Online, Inc., Time Warner Inc., America Online Merger Sub Inc. and Time Warner Merger Sub Inc. (Filed as Exhibit 2.1 to Amendment No. 4 to AOL Time Warner Inc.'s Form S-4 Registration Statement (File No. 333-30184), filed on May 19, 2000 and incorporated herein by reference.)

3.1 Restated Certificate of Incorporation of America Online, Inc. (Filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.)

3.2 Amendment of Section A of Article 4 of the Restated Certificate of Incorporation of America Online, Inc. (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference.)

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

4.6 Amendment No. 1 to Rights Agreement dated as of January 9, 2000 between America Online, Inc. and BankBoston, N.A., as Rights Agent. (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A/A, dated as of January 14, 2000 and incorporated herein by reference.)

4.7 Form of Indenture to be dated as of December 6, 1999, between America Online, Inc. and State Street Bank and Trust Company, as trustee (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K, dated as of December 2, 1999 and incorporated herein by reference.)

4.8 Form of Supplemental Indenture No. 1 to be dated as of December 6, 1999, between America Online, Inc. and State Street Bank and Trust Company, as trustee (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K, dated as of December 2, 1999 and incorporated herein by reference.)

10.1      The Company's  Employee  Stock  Purchase  Plan, as amended.  (Filed as
          Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.)

10.2 The Company's 1992 Employee, Director and Consultant Stock Option Plan, as amended. (Filed as Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.)

10.3      The Company's 1999 Stock Plan*

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

10.7      Employment  Agreement and related  agreements entered into with Robert
          W. Pittman. (Filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.)

10.8 Employment Agreement and related agreements entered into with George Vradenburg, III. (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.)

10.9 Employment Agreement and related agreements entered into with J. Michael Kelly. (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 and incorporated herein by reference.)

10.10 Restricted Stock Agreement between America Online, Inc. and J. Michael Kelly (Filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8, Registration Statement No. 33-60623, as filed on August 4, 1998 and incorporated herein by reference.)

10.11 Strategic Development and Marketing Agreement made and entered into on November 23, 1998, by and between America Online, Inc. and Sun Microsystems, Inc. (Confidential treatment granted) (Filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and incorporated herein by reference.)

10.12 Sun Microsystems, Inc. Service Provider Agreement effective November 1, 1998 (Confidential treatment granted) (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for quarter ended December 31, 1998 and incorporated herein by reference.)

21.1      List of Subsidiaries *

23.1      Consent of Ernst & Young LLP *

24.1 Powers of Attorney (included on the signature page of this form 10-K and incorporated herein by reference.)

------------
* Filed with this report


     (b) Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

Item #                                  Description                 Filing Date
------                                  -----------                 -----------
7        A report dated April 3, 2000 filing pro forma
         financial information                                    April 3, 2000

5, 7     A report dated April 18, 2000 announcing fiscal year
         2000 third quarter results                               April 21, 2000

7        A report dated May 23, 2000 filing pro forma
         financial information                                      May 23, 2000

5, 7     A report dated June 29, 2000 announcing consummation
         of the acquisition of MapQuest.com, Inc.                  July 17, 2000



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of September, 2000.

                              AMERICA ONLINE, INC.
                              By: /s/J. Michael Kelly
                                  J. Michael Kelly,
                                  Senior Vice President, Chief Financial Officer and Assistant Secretary

     KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below, constitute and appoint Stephen M. Case, Kenneth J. Novack, J. Michael Kelly, Paul T. Cappuccio, Sheila A. Clark and James F. MacGuidwin, and each of them, my true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them, for him/her and in his/her name, place and stead, and in any and all capacities, to sign the Form 10-K for the fiscal year ended June 30, 2000, and any required amendments or supplements thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in or about the premises, for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his/her substitute or substitutes lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of September, 2000.

                     Signature                                         Title                                   Date
                 /s/Stephen M. Case                  Chairman of the Board, Chief Executive                    September 22, 2000
---------------------------------------------------  Officer (principal executive officer)
                  Stephen M. Case

                /s/Robert W. Pittman                 President, Chief Operating Officer and                    September 22, 2000
---------------------------------------------------  Director
                 Robert W. Pittman

               /s/J. Michael Kelly                   Senior Vice President, Chief Financial                    September 22, 2000
---------------------------------------------------  Officer and Assistant Secretary
                 J. Michael Kelly                    (principal financial officer)

              /s/James F. MacGuidwin                 Senior Vice President, Controller, Chief                  September 22, 2000
---------------------------------------------------  Accounting &  Budget Officer and
                James F. MacGuidwin                  Corporate Compliance Officer (principal
                                                     accounting officer)

              /s/Daniel F. Akerson                   Director                                                  September 22, 2000
---------------------------------------------------
                 Daniel F. Akerson

               /s/James L. Barksdale                 Director                                                  September 22, 2000
---------------------------------------------------
                James L. Barksdale

             /s/Frank J. Caulfield                   Director                                                  September 22, 2000
---------------------------------------------------
                 Frank J. Caufield

                /s/Miles R. Gilburne                 Director                                                  September 22, 2000
---------------------------------------------------
                 Miles R. Gilburne

            /s/Alexander M. Haig, Jr.                Director                                                  September 22, 2000
---------------------------------------------------
              Alexander M. Haig, Jr.

            /s/Kenneth J. Novack                     Vice Chairman and Director                                September 22, 2000
---------------------------------------------------
                 Kenneth J. Novack

             /s/Colin L. Powell                      Director                                                  September 22, 2000
---------------------------------------------------
                  Colin L. Powell

             /s/Franklin D. Raines                   Director                                                  September 22, 2000
---------------------------------------------------
                Franklin D. Raines

              /s/Marjorie Scardino                   Director                                                  September 22, 2000
---------------------------------------------------
                 Marjorie Scardino

                              AMERICA ONLINE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of June 30, 2000 and 1999.....................F-2
Consolidated Statements of Operations  for the years ended June 30,  2000,
1999 and 1998................................................................F-3
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30, 2000, 1999 and 1998...........................................F-4
Consolidated Statements of Cash Flows for the years ended June 30, 2000,
1999 and 1998................................................................F-5
Notes to Consolidated Financial Statements...................................F-6
Report of Management........................................................F-25
Report of Independent Auditors..............................................F-26

                              AMERICA ONLINE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,
                                                                                        ------------------
                                                                                           2000     1999
                                                                                          -------- --------
                                                                                            (Amounts in
                                                                                          millions, except
                                                                                            share data)
                                     ASSETS

Current assets:
Cash and cash equivalents...........................................................      $ 2,490   $  936
Short-term investments..............................................................          925      544
Trade accounts receivable, less allowances of $83 and $55,
  respectively......................................................................          422      330
Other receivables, net..............................................................          110       79
Prepaid expenses and other current assets...........................................          481      156
                                                                                          -------- --------
Total current assets................................................................        4,428    2,045

Property and equipment at cost, net.................................................          991      660

Other assets:
Investments including available-for-sale securities.................................        4,358    2,151
Product development costs, net......................................................          159      100
Goodwill and other intangible assets, net...........................................          501      454
Other assets........................................................................          236        7
                                                                                          -------- --------
                                                                                          $10,673   $5,417
                                                                                          ======== ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable..............................................................       $  153   $   76
Other accrued expenses and liabilities..............................................          919      797
Deferred revenue....................................................................        1,109      648
Accrued personnel costs.............................................................          138      135
Deferred network services credit....................................................           76       76
                                                                                          -------- --------
Total current liabilities...........................................................        2,395    1,732

Long-term liabilities:
Notes payable.......................................................................        1,630      348
Deferred revenue....................................................................          358       30
Other liabilities...................................................................            8       15
Deferred network services credit....................................................          121      197
                                                                                          -------- --------
Total liabilities...................................................................        4,512    2,322

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued
  and outstanding at June 30, 2000 and 1999, respectively...........................            -        -
Common stock, $.01 par value; 6,000,000,000 shares authorized,
  2,316,494,480 and 2,212,108,197 shares issued and outstanding at
  June 30, 2000 and 1999, respectively..............................................           23       22
Additional paid-in capital..........................................................        4,314    2,781
Accumulated other comprehensive income - unrealized gain on
  available-for-sale securities, net................................................          478      168
Retained earnings ..................................................................        1,346      124
                                                                                          -------- --------
Total stockholders' equity..........................................................        6,161    3,095
                                                                                          -------- --------
                                                                                          $10,673   $5,417
                                                                                          ======== ========


                                                        See accompanying notes.

                              AMERICA ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Year ended June 30,
                                                                              ------------------------
                                                                                2000    1999     1998
                                                                              ------- -------- --------
                                                                                (Amounts in millions,
                                                                                except per share data)
Revenues:
Subscription services...................................                      $4,400   $3,321  $2,183
Advertising, commerce and other.........................                       1,986    1,027     566
Enterprise solutions....................................                         500      456     365
                                                                              ------- -------- --------
Total revenues..........................................                       6,886    4,804   3,114

Costs and expenses:
Cost of revenues........................................                       3,458    2,669   1,825
Sales and marketing.....................................                       1,015      816     629
Product development.....................................                         303      292     243
General and administrative..............................                         623      417     333
Amortization of goodwill and other intangible assets....                          74       65      24
Merger, restructuring and contract termination charges..                          15       95      75
Acquired in-process research and development............                           -        -      94
Settlement charges......................................                           -        -      17
                                                                              ------- -------- --------
Total costs and expenses................................                       5,488    4,354   3,240

Income (loss) from operations...........................                       1,398      450    (126)
Other income, net.......................................                         616      638      30
                                                                              ------- -------- --------
Income (loss) before provision for income taxes.........                       2,014    1,088     (96)
(Provision) benefit for income taxes....................                        (782)    (334)     16
                                                                              ------- -------- --------
Net income (loss).......................................                      $1,232    $ 754 $   (80)
                                                                              ======= ======== ========

Earnings (loss) per share:
Earnings (loss) per share-diluted.......................                      $ 0.48   $ 0.30 $ (0.04)
Earnings (loss) per share-basic.........................                      $ 0.54   $ 0.36 $ (0.04)
Weighted average shares outstanding-diluted.............                       2,603    2,566   1,859
Weighted average shares outstanding-basic...............                       2,278    2,090   1,859


                                                        See accompanying notes.

                              AMERICA ONLINE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                       Accumulated
                                                   Preferred Stock       Common Stock      Additional     Other
                                                   --------------- ----------------------   Paid-in    Comprehensive
                                                    Shares  Amount       Shares    Amount   Capital     Income, Net
                                                   -------- ------ --------------- ------ ---------- ------------------
                                                                       (Amounts in millions, except share data)

Balances at June 30, 1997,........................   1,000      $-   1,781,725,323    $18     $1,093         $19
Effect of immaterial pooling .....................       -       -       2,760,856      -          8           -
Common stock issued:
   Exercise of options and ESPP...................       -       -     153,648,443      2        149           -
   Business acquisitions..........................       -       -       6,060,898      -         80           -
   Sale of stock, net.............................       -       -       7,620,048      -          8           -
Amortization of compensatory stock options               -       -               -      -         33           -
Unrealized gain on
    available-for-sale securities, net.............      -       -               -      -         78         126
Conversion of preferred stock
    to common stock................................  (1,000)     -       3,136,000      -          -           -
Tax expense related to stock options..............       -       -               -      -         (2)          -
Net loss..........................................       -       -               -      -          -           -
                                                  --------- ------ ---------------  -----  ---------  ---------------

Balances at June 30, 1998,........................       -       -   1,954,951,568     20      1,447         145
Effect of immaterial poolings.....................       -       -       8,596,406      -         32           -
Common stock issued:
   Exercise of options, warrant and ESPP..........       -       -     187,144,583      2        328           -
   Sale of stock, net.............................       -       -      47,800,218      -        569           -
Amortization of compensatory stock options........       -       -               -      -         20           -
Unrealized gain on
   available-for-sale securities, net.............       -       -               -      -         13          23
Conversion of debt................................       -       -      13,615,422      -         88           -
Tax benefit related to stock options..............       -       -               -      -        284           -
Net income........................................       -       -               -      -          -           -
                                                   -------- ------ --------------- ------ ---------- ------------------
Balances at June 30, 1999.........................       -       -   2,212,108,197     22      2,781         168
Effect of immaterial poolings.....................       -       -       4,844,481      -         20           -
Common stock issued:
   Exercise of options, warrant and ESPP..........       -       -      96,103,862      1        428           -
Amortization of compensatory stock options........       -       -               -      -         13           -
Unrealized gain on
   available-for-sale securities, net.............       -       -               -      -        195         310
Conversion of debt................................       -       -       2,225,544      -         14           -
Tax benefit related to stock options..............       -       -               -      -        763           -
Investment in Gateway.............................       -       -       1,212,396      -        100           -
Net income........................................       -       -               -      -          -           -
                                                   -------- ------ --------------- ------ ---------- ------------------
Balances at June 30, 2000.........................       -      $-   2,316,494,480    $23     $4,314        $478
                                                  ========= ====== =============== ====== ========== ==================


                                                                            Comprehensive
                                                        Retained             Income (Loss)
                                                        Earnings                For The
                                                      (Accumulated           Years Ended
                                                        Deficit)     Total     June 30,
                                                       -----------  ------  -------------
                                                       (Amounts in millions, except share data)


Balances at June 30, 1997,........................      $(518)       $612
Effect of immaterial pooling .....................        (10)        (2)
Common stock issued:
   Exercise of options and ESPP...................          -         151
   Business acquisitions..........................          -          80
   Sale of stock, net.............................          -           8
Amortization of compensatory stock options                  -          33
Unrealized gain on
    available-for-sale securities, net.............         -         204           126
Conversion of preferred stock
    to common stock................................         -           -
Tax expense related to stock options..............          -         (2)
Net loss..........................................        (80)       (80)           (80)
                                                       ----------  -------    -------------

Balances at June 30, 1998,........................       (608)      1,004         $  46
Effect of immaterial poolings.....................        (22)         10     =============
Common stock issued:
   Exercise of options, warrant and ESPP..........          -         330
   Sale of stock, net.............................          -         569
Amortization of compensatory stock options........          -          20
Unrealized gain on
   available-for-sale securities, net.............          -          36            23
Conversion of debt................................          -          88
Tax benefit related to stock options..............          -         284
Net income........................................        754         754           754
                                                       -----------  ------    -------------
Balances at June 30, 1999.........................        124       3,095         $ 777
Effect of immaterial poolings.....................        (10)         10     =============
Common stock issued:
   Exercise of options, warrant and ESPP..........          -         429
Amortization of compensatory stock options........          -          13
Unrealized gain on
   available-for-sale securities, net.............          -         505           310
Conversion of debt................................          -         14
Tax benefit related to stock options..............          -         763
Investment in Gateway.............................          -         100
Net income........................................      1,232       1,232         1,232
                                                       -----------  ------    -------------
Balances at June 30, 2000.........................     $1,346      $6,161        $1,542
                                                       =========== =======    =============



                                                    See accompanying notes.

                              AMERICA ONLINE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year ended June 30,
                                                                                         ---------------------
                                                                                          2000    1999   1998
                                                                                         ------ ------- ------
                                                                                         (Amounts in millions)
Cash flows from operating activities:

Net income (loss)...................................................................... $1,232   $ 754 $  (80)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Non-cash restructuring charges.........................................................      2       7     32
Depreciation and amortization..........................................................    363     298    191
Amortization of deferred network services credit.......................................    (76)    (76)   (32)
Charge for acquired in-process research and development................................      -       -     94
Compensatory stock options.............................................................     13      20     33
Deferred income taxes..................................................................    769     334    (18)
Gain on sale of investments including available-for-sale securities....................   (413)   (564)   (28)
Changes in assets and liabilities, net of the effects of acquisitions and dispositions:
  Trade accounts receivable............................................................    (97)   (125)    76
  Other receivables....................................................................    (31)     12    (67)
  Prepaid expenses and other current assets............................................   (323)    (61)    27
  Other assets..........................................................................  (198)      3     (5)
  Investments including available-for-sale securities..................................   (454)     10    (40)
  Accrued expenses and other current liabilities.......................................    237     321    141
  Deferred revenue and other liabilities...............................................    784     186    104
                                                                                         ------ ------- ------
Total adjustments......................................................................    576     365    508
                                                                                         ------ ------- ------
Net cash provided by operating activities..............................................  1,808   1,119    428

Cash flows from investing activities:

Purchase of property and equipment.....................................................   (642)   (303)  (384)
Product development costs..............................................................    (92)    (49)   (51)
Proceeds from sale of investments including available-for sale securities..............    513     743     87
Purchase of investments, including available-for-sale securities....................... (1,248) (2,295)  (166)
Proceeds from S/T investments, net.....................................................   (382)    133    103
Purchase of minority interest in Digital City..........................................    (80)      -      -
Net (payments) proceeds for acquisitions/dispositions of subsidiaries..................     10      31    (98)
Other investing activities.............................................................    (80)    (69)   (22)
                                                                                         ------ ------- ------
Net cash used in investing activities.................................................. (2,001) (1,809)  (531)

Cash flows from financing activities:

Proceeds from issuance of common stock, net............................................    429     905    152
Principal and accrued interest payments on debt........................................    (15)    (22)    (2)
Payment of deferred finance costs & other financing activities, net....................     51       8     70
Redemption of preferred stock..........................................................      -      (9)     -
Proceeds from issuance of debt.........................................................  1,282      66    370
                                                                                         ------ ------- ------
Net cash provided by financing activities..............................................  1,747     948    590
                                                                                         ------ ------- ------
Net increase in cash and cash equivalents..............................................  1,554     258    487
Cash and cash equivalents at beginning of year.........................................    936     678    191
                                                                                         ------ ------- ------
Cash and cash equivalents at end of year............................................... $2,490   $ 936  $ 678
                                                                                         ====== ======= ======
Supplemental cash flow information
Cash paid during the year for:
Interest (net of amount capitalized)..................................................  $   14   $  18  $  10



                                                                          See accompanying notes.

                              AMERICA ONLINE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

      America Online, Inc. (the "Company") was incorporated in the state of Delaware in May 1985. The Company, based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies and electronic commerce services. America Online, Inc. operates: two worldwide Internet services, the AOL service, with more than 23 million members, and the CompuServe service, with approximately 2.8 million members; several leading Internet brands including ICQ, AOL Instant Messenger and Digital City, Inc.; the Netscape Netcenter and AOL.COM Internet portals; the Netscape Communicator client software, including the Netscape Navigator browser; AOL Moviefone, the nation's number one movie listing guide and ticketing service; MapQuest.com, a leader in destination information solutions; and Spinner Networks Incorporated and Nullsoft, Inc., leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc., the Company also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions for companies operating in and doing business on the Internet.

Note 2. Summary of Significant Accounting Policies

      Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      Business Combinations. Business combinations which have been accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition. Amounts allocated to acquired in-process research and development are expensed in the period of acquisition (see Note 6).

      Other business combinations have been accounted for under the pooling-of-interests method of accounting. In such cases, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the merger unless the effect of the business combination is not material to the financial statements of the Company (see Note 6).

      Revenue Recognition. Subscription services revenues are recognized over the period that services are provided. In contractual arrangements in which the Company provides services to third party subscriber accounts, the Company records its subscription service revenue, net of associated service costs, over the period that services are provided. Advertising, commerce and other revenues and Enterprise solutions revenues, are recognized as the services are performed or when the goods are delivered. The Company generates advertising revenues based on two types of contracts, standard and non-standard. The revenues derived from standard advertising contracts in which the Company provides a minimum number of impressions for a fixed fee, are recognized as the impressions are delivered. The revenues derived from non-standard advertising contracts, which provide carriage, advisory services, premier placements and exclusivities, navigation benefits, brand affiliation and other benefits, are recognized straight-line over the term of the contract, provided the Company is meeting its obligations under the contract. Deferred revenue consists primarily of prepaid electronic commerce and advertising fees and monthly and annual prepaid subscription fees billed in advance.

      The Company enters into rebate and other promotional programs with its commerce partners. In fiscal 2000, the Company began to offer a rebate program whereby there is a contract with the subscriber for a defined period of time. The Company capitalizes the costs of the rebates and amortizes the amount as a reduction of revenues over the period in which services are performed and/or goods are delivered. As of June 30, 2000 the Company had a short-term and long-term prepaid asset of approximately $141 million (net of an allowance of $7 million) and $200 million, respectively. During fiscal year 2000, the Company recorded an allowance of $31 million and write-offs (deductions) against the allowance of $24 million related to the rebate program.

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

      In accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended by Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", the Company recognizes the revenue allocable to software licenses upon delivery of the software product to the end-user, unless the fee is not fixed or determinable or collectibility is not probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables determined based on vendor-specific objective evidence ("VSOE"). The Company determines VSOE based on an established price list published by management having the relevant authority, which reflects the prices at which those elements are sold separately to third parties.

      Property  and  Equipment.   Property  and  equipment  are  depreciated  or
amortized using the straight-line method over the following estimated useful lives:

           Computer equipment and internal software.................2 to 5 years
           Buildings and related improvements.....................15 to 40 years
           Leasehold improvements................................. 4 to 10 years
           Furniture and fixtures....................................... 5 years

      In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes certain costs incurred for the development of internal use software. These costs include the costs associated with coding, software configuration, upgrades and enhancements.

      In March 2000, the Emerging Issues Task Force issued its consensus on Issue No. 00-2, "Accounting for Web Site Development Costs." ("EITF 00-2"). The Company accounts for the development and maintenance of its website in accordance with EITF 00-2.

      Subscriber Acquisition Costs and Advertising. The Company accounts for subscriber acquisition costs pursuant to Statement of Position 93-7, "Reporting on Advertising Costs". Included in sales and marketing expense is both brand and acquisition advertising across the Company's multiple brands which was $650 million, $599 million and $476 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

      Investments Including Available-For-Sale Securities. The Company has classified all debt and equity securities for which there is a determinable fair market value and there are no restrictions on the Company's ability to sell within the next 12 months as available-for-sale. In accordance with the provisions of SFAS No. 115, available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity net of applicable income taxes. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income (see Note 11). The cost basis for realized gains and losses on available-for-sale securities is determined on a specific identification basis.

      As of June 30, 2000, the Company had available-for-sale equity investments with a fair market value of $3,397 million and a cost basis of $2,621 million. The gross unrealized gains of $1,016 million and gross unrealized losses of $240 million have been recorded net of deferred taxes of $298 million as a separate component of stockholders' equity. Included in the $3,397 million is an investment of $1,506 million in a General Motors equity security related to the strategic alliance the Company entered with Hughes Electronics Corporation ("Hughes").

      As of June 30, 1999, the Company had available-for-sale equity investments with a fair market value of $1,956 million and a cost basis of $1,685 million. The gross unrealized gains of $273 million and gross unrealized losses of $2 million were recorded net of deferred taxes of $103 million as a separate component of stockholders' equity. Included in the $1,956 million is an investment of $1,506 million in a General Motors equity security related to the strategic alliance the Company entered with Hughes.

      As of June 30, 2000 and 1999, the Company had approximately $10 million and $12 million of debt securities included in investments including available-for-sale securities, respectively. Maturity dates range between fiscal years 2002 and 2004. The cost of these debt securities approximated fair market value.

      Equity and Cost Investments. The Company has various investments, including foreign and domestic joint ventures, that are accounted for under the equity method of accounting. All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's earnings or loss is included in consolidated operating results. To date, the Company's basis and current commitments in its investments accounted for under the equity method of accounting have not been significant. As a result, these investments have not significantly impacted the Company's results of operations or its financial position.

      Other investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. In addition, for investments in equity securities in which the Company is restricted from selling the equity securities within 12 months, the investments are accounted for under the cost method of accounting. When the restrictions on the sale of such securities lapse, the Company classifies and accounts for the securities as available-for-sale. Dividends and other distributions of earnings from investees, if any, are included in income when declared. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of June 30, 2000 and 1999 such investments were recorded at the lower of cost or estimated net realizable value.

      Product Development Costs. The Company's subscription services are comprised of various features which contribute to the overall functionality of the service. The overall functionality of the services are delivered primarily through the Company's four products (the AOL service and the CompuServe service for Windows and Macintosh). The Company capitalizes costs incurred for the production of computer software that generates the functionality within its four products. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established ("beta"). Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is mass-marketed. To the extent the Company retains the rights to software development funded by third parties, such costs are capitalized in accordance with the Company's normal accounting policies. Amortization, a cost of revenue, is provided on a product-by-product basis, using the greater of the straight-line method or the current year revenue as a percentage of total revenue estimates for the related software product, not to exceed five years, commencing the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated online service and relevant other revenues and, when necessary, makes an appropriate adjustment to net realizable value.

         Capitalized product development costs consist of the following:

                                             Year ended
                                              June 30,
                                             -----------
                (in millions)                2000  1999
                                             ----- -----
                Balance, beginning of year.. $100   $88
                Costs capitalized...........   91    45
                Costs amortized.............  (32)  (33)
                                             ----- -----
                Balance, end of year........ $159   $100
                                             ===== =====

      The accumulated amortization of product development costs related to the production of computer software totaled $137 million and $106 million at June 30, 2000 and 1999, respectively.

      Included in product development expense are research and development costs totaling $136 million, $136 million and $135 million, and other product development costs totaling $167 million, $156 million and $108 million in the years ended June 30, 2000, 1999 and 1998, respectively.

      Foreign Currency Translation. Assets and liabilities of the Company's wholly-owned foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses, which have been immaterial, are included in results of operations.

      Goodwill and Other Intangible Assets. Goodwill and other intangible assets primarily relate to purchase transactions and are amortized on a straight-line basis over periods ranging from 2 to 10 years. As of June 30, 2000 and 1999, accumulated amortization was $165 million and $90 million, respectively. The Company periodically evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned goodwill or render the goodwill not recoverable. If such circumstances arise, the Company would use an estimate of the undiscounted value of expected future operating cash flows to determine whether the goodwill is recoverable.

      Cash, Cash Equivalents and Short-term Investments. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Short-term investments of $925 million and $544 million as of the fiscal years ended June 30, 2000 and 1999, respectively, are carried at cost which approximates fair market value and have original maturity dates that range from four months to one year.

      Trade Accounts Receivables. The carrying amount of the Company's trade accounts receivables approximate fair value. The Company recorded provisions (additions) to the allowance of $134 million and $59 million and write-offs (deductions) against the allowance of $106 million and $39 million during the fiscal years ended June 30, 2000 and 1999, respectively.

      The Company sells products and services to customers in diversified industries, primarily in the Americas, which includes Canada and Latin America, Europe and the Asia Pacific region. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral on product sales. The Company maintains reserves to provide for estimated credit losses. Actual credit losses could differ from such estimates.

      Financial Instruments. The carrying amounts for the Company's cash and cash equivalents, other receivables, other assets, trade accounts payable, accrued expenses and liabilities and other liabilities approximate fair value. The fair market value for notes payable (see Note 10) and investments including available-for-sale securities is based on quoted market prices where available.

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

      Net Income  (Loss) per Common  Share.  The Company  calculates  net income
(loss) per share as required by SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with the basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of stock options, warrants and convertible securities (see Note 5).

      Stock-Based Compensation. The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans (see Note 14).

      Reclassification. Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the
timing  of  revenue   recognition  and  its   classification  in  the  financial
statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result, the SAB 101 will not be effective for the Company until the quarter ended June 30, 2001. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company and it will mainly impact Enterprise revenues.

      The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Certain of the Company's holdings of equity instruments have been deemed derivatives pursuant to the criteria established in SFAS 133. The Company expects the adoption of SFAS 133 in fiscal 2001, as well as the effect on subsequent periods, to be immaterial.

Note 3. Merger/Restructuring Charges

Fiscal 2000

      In June 2000, the Company recorded a net charge of approximately $10 million of direct costs primarily related to the merger of MapQuest.com, Inc. ("MapQuest.com"). This charge primarily consisted of investment banker fees, contract termination fees, severance and other personnel costs, fees for legal and accounting services and other expenses directly related to the transaction. As part of the merger, approximately 70 positions will be eliminated. As of June 30, 2000, approximately $4 million of the merger related costs had been paid. The company expects the remaining costs associated with the merger to be paid by December 2000.

      In December 1999, the Company recorded a charge of approximately $5 million of direct costs related to the merger of Tegic Communications, Inc. ("Tegic"). This charge primarily consisted of investment banker fees, fees for legal and accounting services and other expenses directly related to the transaction. All of these costs had been paid as of June 30, 2000.

Fiscal 1999

      During the quarter ended June 1999, the Company recorded a charge of approximately $15 million of direct costs primarily related to the mergers of Moviefone, Inc. ("Moviefone"), Spinner Networks Incorporated ("Spinner") and NullSoft, Inc. ("NullSoft"). These charges primarily consisted of investment banker fees, severance and other personnel costs, fees for legal and accounting services, and other expenses directly related to the transaction. All of these costs had been paid as of June 30, 1999.

      During the quarter ended March 1999, the Company recorded a charge of approximately $78 million of direct costs primarily related to the mergers of Netscape and When, Inc. and the Company's reorganization plans to integrate Netscape's operations and build on the strengths of the Netscape brand and capabilities. This charge primarily consisted of investment banker fees, severance and other personnel costs (related to the elimination of approximately 850 positions), fees for legal and accounting services, and other expenses directly related to the transaction. As of June 30, 2000, all of these costs had been paid.

      During the quarter ended December 1998, the Company recognized approximately $2 million in merger related costs in connection with the merger of AtWeb, Inc. These expenses were primarily associated with fees for investment banking, legal and accounting services, severance costs and other related charges in connection with the transaction. As of June 30, 2000, all of these costs had been paid.

      In connection with a restructuring plan adopted in the third quarter of fiscal 1998, the Company recorded a $35 million restructuring charge associated with the restructuring of its former AOL Studios brand group. The restructuring included the exiting of certain business activities, the termination of approximately 160 employees and the shutdown of certain subsidiaries and facilities. As of June 30, 1999, all of these costs has been paid.

Fiscal 1998

      During fiscal 1998, the Company recorded a $35 million restructuring charge associated with actions aimed at reducing its cost structure, improving its competitiveness and restoring sustainable profitability mainly related to the Netscape Enterprise group. The restructuring plan resulted from decreased demand for certain Netscape products and the adoption of a new strategic direction. The restructuring included a reduction in the workforce (approximately 400 employees), the closure of certain facilities, the write-off of non-performing operating assets, and third-party royalty payment obligations relating to canceled contracts. Also during fiscal 1998, the Company recognized merger costs of $6 million related to the acquisition of Kiva Software Corporation, consisting mainly of investment banking, legal and accounting services. As of June 30, 2000, all of these costs had been paid.

      During fiscal 1997, the Company recorded a $49 million restructuring charge associated with the Company's change in business model, the reorganization of the Company into three operating units, the termination of approximately 300 employees and the shutdown of certain operating divisions and subsidiaries. As of the first quarter of fiscal 1998, substantially all of the restructuring activities had been completed and the Company reversed $1 million of the original restructuring accrual in the first quarter of fiscal 1998.

Note 4. Settlement Charges

      In fiscal 1998, the Company recorded a net settlement charge of $18 million in connection with the settlement of the Orman v. America Online, Inc., class action lawsuit filed in the U.S. District Court for the Eastern District of Virginia alleging violations of federal securities laws between August 1995 and October 1996. Also in fiscal 1998, the Company revised its estimate of a liability in connection with a legal settlement that occurred in fiscal 1997 and reversed $1 million of the original accrual.

Note 5.  Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended June 30, 2000, 1999 and 1998:

(in millions except for per share data)                                           2000     1999     1998
                                                                                -------- -------- --------
Basic earnings per share:
Net income (loss) available to common shareholders..............................$ 1,232  $   754 $    (80)
                                                                                -------- -------- --------
Weighted average shares outstanding.............................................  2,278    2,090    1,859

Basic earnings (loss) per share.................................................$  0.54  $  0.36 $  (0.04)
                                                                                ======== ======== ========

Diluted earnings per share:
Net income (loss) available to common shareholders..............................$ 1,232  $   754 $   (80)
Interest on convertible debt, net of tax........................................      7       10        -
                                                                                -------- -------- --------
Adjusted net income (loss) available to common shareholders
   assuming conversion..........................................................$ 1,239  $   764 $   (80)
                                                                                -------- -------- --------
Weighted average shares outstanding.............................................  2,278    2,090    1,859
Effect of dilutive securities:
   Employee stock options.......................................................    286      385        -
   Warrants.....................................................................      -       40        -
   Convertible debt.............................................................     39       51        -
                                                                                -------- -------- --------
Adjusted weighted average shares and assumed conversions........................  2,603    2,566    1,859
                                                                                ======== ======== ========
Diluted earnings (loss) per share...............................................$  0.48  $  0.30 $ (0.04)
                                                                                ======== ======== ========

      The diluted share base for the fiscal year ended June 30, 2000 excludes incremental weighted shares of approximately 7.7 million and approximately 12 million related to convertible subordinated notes and stock options, respectively. The diluted share base for the fiscal year ended June 30, 1999 excludes incremental weighted shares of approximately 8.8 million related to stock options. The shares related to the convertible subordinated notes are excluded due to their antidilutive effect as a result of adjusting net income by $15 million for interest expense net of tax that would be forfeited if the notes were converted to equity. The shares related to the stock options are excluded due to their antidilutive effect as a result of the option's exercise prices being greater than the average market price of the common shares during fiscal 2000 and 1999.

Note 6.  Business Developments Purchase Transactions

Digital City

      In May 2000, the Company purchased the 20% interest in Digital City, Inc. ("Digital City") it did not own for approximately $80 million. Approximately $66 million of the purchase price represents goodwill and is being amortized over 10 years. The net results attributable to the Company's non-owned portion of earnings from Digital City has been previously reflected as earnings allocated to minority shareholders included in other income, net and were not material for the three years ended June 30, 2000.

Acquisition of Mirabilis, Ltd.

      In June 1998, the Company purchased the assets, including the developmental ICQ instant communications and chat technology, and assumed certain liabilities of Mirabilis, Ltd. ("Mirabilis"), a development stage enterprise that had generated no revenues, for $287 million in cash. In addition, contingent purchase payments, based on future performance levels, of up to $120 million may be made over three years beginning in the Company's fiscal year 2001. As a result of certain performance levels being satisfied, the Company paid $40 million in August 2000 related to the contingent purchase price.

      The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations are included in the financial statements as of the date of acquisition, and the assets and liabilities were recorded based upon their fair values at the date of acquisition. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: goodwill and strategic value, existing technology, base of trial users, ICQ tradename and brand and acquired in-process research and development. In accounting for the acquisition of Mirabilis, the Company recorded approximately $228 million in goodwill and other intangible assets, which are being amortized on a straight-line basis over periods of five to ten years.

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

Other Purchase Transactions

      In fiscal 1998, the Company acquired Personal Library Software, Inc. ("PLS"), a developer of information indexing and search technologies, NetChannel, Inc. ("NetChannel"), a Web-enhanced television company, and the remaining equity interests of Actra Business Systems LLC ("Actra"), a designer of Internet commerce applications. The Company purchased all of the outstanding capital stock of each of the corporations and the limited liability company and assumed all of their outstanding stock options in exchange for an aggregate of approximately 6.6 million shares of the Company's common stock and options, approximately $16 million in cash payments, the assumption of approximately $21 million in liabilities and $2 million in transition costs. The total purchase price for these transactions was approximately $114 million.

      In connection with the above mentioned purchase transactions, the Company recorded a charge for acquired in-process research and development ("IPR&D") of approximately $94 million in the fiscal year ended June 30, 1998. Any related purchased IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The remaining identified intangibles, including goodwill that may result from any future contingent purchase payments, will be amortized on a straight-line basis over lives ranging from 5 to 10 years.

      The following unaudited pro forma information has been prepared assuming that the sale of ANS and the acquisitions of Portola, DigitalStyle, Actra, CompuServe and Mirabilis had taken place at the beginning of the respective periods presented. The amount of the aggregate purchase price allocated to acquired IPR&D for each applicable acquisition has been excluded from the pro forma information, as it is a non-recurring item. The pro forma financial information is not necessarily indicative of the combined results that would have occurred had the acquisitions taken place at the beginning of the period, nor is it necessarily indicative of results that may occur in the future. The proforma effect of the PLS and NetChannel transactions are immaterial for all periods presented and therefore are not included in the pro forma information.

                                                      Pro Forma
                                                    For the year
                                                   ended June 30,
                                                   ---------------
              (in millions, except per share data)       1998
                                                   ---------------
                                                     (unaudited)
              Revenue.............................     $3,252
              Loss from operations................       $(63)
              Net Loss............................       $(16)
              Loss per share-diluted..............     $(0.01)
              Loss per share-basic................     $(0.01)


Pooling Transactions

Fiscal 2000

      In June 2000, the Company completed its merger with MapQuest.com, Inc. ("MapQuest.com"), in which MapQuest.com became a wholly-owned subsidiary of the Company. The Company exchanged approximately 12 million shares of common stock for all the outstanding common shares of MapQuest.com. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of MapQuest.com for all the periods presented. For the years ended June 30, 2000 (through the date of the merger), 1999, and 1998, MapQuest.com's revenues were approximately $43 million, $27 million and $23 million, respectively. For the years ended June 30, 2000 (through the date of the merger), 1999 and 1998, MapQuest.com's net loss was approximately $34 million, $8 million and $5 million, respectively. See Note 3 for additional information.

      In November 1999, the Company completed its merger with Tegic Communications, Inc. ("Tegic"), in which Tegic became a wholly-owned subsidiary of the Company. The Company exhanged approximately 4.8 million shares of common stock for all the outstanding common and preferred shares of Tegic in a transaction that was accounted for as a pooling-of-interests. As Tegic's historical results of operations were not material in relation to those of the Company, the financial information prior to the quarter ended December 31, 1999 has not been restated to reflect the merger.

Fiscal 1999

      In March 1999, the Company completed its merger with Netscape Communications Corporation ("Netscape"), in which Netscape became a wholly-owned subsidiary of the Company. The Company exchanged approximately 190 million shares of common stock for all the outstanding common shares of Netscape. The merger was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of Netscape for all periods presented. During the quarter ended March 31, 1999, the Company incurred approximately $25 million in transition and retention costs, which was charged to operations as incurred. For the years ended June 30, 1999 (through the date of the merger) and 1998, Netscape's revenues were approximately $461 million and $452 million, respectively. For the years ended June 30, 1999 (through the date of the merger) and 1998, Netscape's net loss was approximately $77 million and $159 million, respectively. See Note 3 for additional information.

      During fiscal 1999,  the Company  completed  mergers with  Nullsoft,  Inc.
("Nullsoft") and Spinner Networks Incorporated ("Spinner"), companies that provide Internet music, When, Inc. ("When.com"), a company that provides a personalized event directory and calendar services, AtWeb, Inc. ("AtWeb") and PersonaLogic, Inc. ("PersonaLogic"). The Company exchanged approximately 16.4 million shares of common stock for all the outstanding capital stock of these companies. These mergers were accounted for under the pooling-of-interests method of accounting. As the combined results of these companies is material to the Company's net loss for the fiscal year ended June 30, 1998, the accompanying financial statements have been restated to include the operations of these companies for all periods presented. For the year ended June 30, 1999, these companies had revenues of approximately $2 million through the dates of the mergers and all prior years were immaterial. For the years ended June 30, 1999 (through the dates of the mergers) and 1998, the net loss for these companies was approximately $18 million and $8 million, respectively. See Note 3 for additional information.

      In May 1999, the Company completed its merger with Moviefone, Inc. ("Moviefone"). The Company exchanged approximately 8.6 million shares of common stock for all the outstanding common and preferred shares of Moviefone. As Moviefone's historical results of operations were not material in relation to those of the Company, the financial information prior to the quarter ended June 30, 1999 has not been restated to reflect the merger. See Note 3 for additional information.

Fiscal 1998

      In December 1997, the Company completed merger with KIVA Software Corporation ("KIVA"). The Company exchanged approximately 10.8 million shares of common stock for all of the outstanding capital stock and options of KIVA, a privately held company. The merger was treated as a pooling-of-interests for accounting purposes, and accordingly the historical financial statements of the Company have been restated as if the merger occurred at the beginning of the earliest period presented. In connection with the business combination, the Company incurred direct transaction costs of approximately $6 million, which consisted primarily of fees for investment banking, legal and accounting services incurred in conjunction with the business combination. For the year ended June 30, 1998 (through the date of the merger) KIVA's revenue was approximately $4 million. For the year ended June 30, 1998 (through the date of the merger) KIVA's net loss was approximately $3 million.

Other Business Developments

      On January 10, 2000, the Company and Time Warner Inc. announced that they had entered into an Agreement and Plan of Merger, dated as of January 10, 2000 (the "Merger Agreement"), which sets forth the terms and conditions of the proposed merger of equals of America Online and Time Warner. Pursuant to the Merger Agreement, America Online and Time Warner have formed AOL Time Warner and each holds one share of AOL Time Warner. AOL Acquisition Sub, a newly formed and wholly owned subsidiary of AOL Time Warner, will be merged with and into America Online, with stockholders of America Online receiving one share of AOL Time Warner common stock for each share of America Online Common Stock, and TW Acquisition Sub, a newly formed and wholly owned subsidiary of AOL Time Warner, will be merged with and into Time Warner, with common stockholders of Time Warner receiving 1.5 shares of AOL Time Warner common stock for each share of Time Warner common stock. As a result of the merger, the separate corporate existence of each of AOL Acquisition Sub and TW Acquisition Sub will cease and each of America Online and Time Warner will survive the merger as a wholly owned subsidiary of AOL Time Warner. The transactions contemplated by the Merger Agreement are subject to other customary closing conditions, such as regulatory approvals. In June 2000, the stockholders of each of America Online and Time Warner approved the merger. The Company expects the merger to be completed in the fall of 2000.

      On March 17, 2000, America Online and Bertelsmann AG announced a global alliance to expand the distribution of Bertelsmann's media content and electronic commerce properties over America Online's interactive brands worldwide. America Online and Bertelsmann also announced an agreement to restructure their interests in the AOL Europe and AOL Australia joint ventures. This restructuring consists of a put and call arrangement for America Online to purchase, in two installments, Bertelsmann's 50% interest in AOL Europe for consideration ranging from $6.75 billion to $8.25 billion, payable at America Online's option in cash, America Online stock (or AOL Time Warner stock, if the merger has closed) or a combination of cash and stock. After December 15, 2001 and through January 15, 2002, Bertelsmann has the right to require America Online to purchase 80% of its 50% interest in AOL Europe with a closing date of January 31, 2002 for $5.3 billion. After March 31, 2002 and through April 30, 2002, Bertelsmann has the right to require America Online to purchase the remaining 20% of its 50% interest in AOL Europe with a closing date of July 1, 2002 for $1.45 billion. If Bertelsmann fails to exercise its put rights, America Online has the right to purchase 80% of Bertelsmann's 50% interest in AOL Europe after January 15, 2002 and through January 15, 2003 for $6.5 billion and the remaining 20% after June 30, 2002 and through June 30, 2003 for $1.75 billion. In addition, the parties agreed that America Online would take immediate ownership of Bertelsmann's 50% interest in the parties' AOL Australia joint venture, subject to receipt of necessary regulatory approvals. Because Bertelsmann's first put option will not close until January 31, 2002, if exercised, America Online has not determined yet how it will fund the payment of the purchase price for its purchases of Bertelsmann's interest in AOL Europe. America Online cannot predict if Bertelsmann will exercise its put rights, and America Online's call rights are not exercisable unless Bertelsmann fails to exercise its put rights. If Bertelsmann does not exercise its put rights, America Online will consider all pertinent factors at such time and during the exercisability period of its call rights in determining whether to exercise its call rights, including the performance and perceived value of AOL Europe at such time, conditions in the markets where AOL Europe operates, financial market conditions and America Online's (or AOL Time Warner's) business plans and financial situation. For the years ended June 30, 2000 and 1999, AOL Europe's revenues are less than 10% of America Online's revenues and AOL Europe's net loss is less than 5% of America Online's net income. America Online anticipates that the primary impact of the potential acquisition of Bertelsmann's interest in AOL Europe on results of operations would be the amortization of $1 billion to $1.5 billion of goodwill each year. America Online does not anticipate an adverse impact from the potential acquisition on America Online's financial position because it will have the ability to pay the purchase price either in stock or cash, or a combination of the two, at its option. America Online believes it will have adequate resources from its cash reserves or from accessing the capital markets to make the required payment upon exercise of a put or call right, should it decide to pay in cash, and that following the merger, AOL Time Warner will be in a stronger position to make such payments than America Online alone would be.

      In November 1998, the Company announced a strategic alliance with Sun Microsystems, Inc. ("Sun") to jointly develop a comprehensive suite of easy-to-deploy, end-to-end solutions to help companies and Internet service providers rapidly enter the electronic commerce market and scale their electronic commerce operations. As a result, Sun has become a lead systems and service provider to the Company and the Company is committed to purchase systems and services worth approximately $400 million at list price from Sun through 2002 for its electronic commerce partners and its own use. As part of the alliance with Sun, the Company will receive more than $350 million in licensing, marketing and advertising fees from Sun, plus significant minimum revenue commitments of $975 million. In fiscal 2000, the Company received $123 million in licensing, marketing and advertising fees and approximately $317 million in minimum revenue commitments.

Note 7. Segment Information

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

      America Online has four major lines of businesses:
      o  the Interactive Services Group,
      o  the Interactive Properties Group,
      o  the AOL International Group, and
      o  the Netscape Enterprise Group.

      The lines of business are described below.

      The Interactive Services Group develops and operates branded interactive services, including:
      o  the AOL service, a worldwide Internet online service with approximately
         23.2 million members as of June 30, 2000
      o the CompuServe service, a worldwide Internet online service with approximately 2.8 million members as of June 30, 2000
      o  the Netscape Netcenter, an Internet portal
      o  the AOL.COM Internet portal
      o the Netscape Communicator client software, including the Netscape Navigator browser
      o the AOLTV service, an interactive television service for mass-market consumers
      o the AOL Wireless services, which deliver features and content of the AOL service and branded properties to wireless consumers

      The Interactive Properties Group is built around branded properties that operate across multiple services and platforms, such as:
      o Digital City, Inc., the leading local online network and community guide on the AOL service and the Internet based on the number of visitors per month
      o ICQ, the world's leading communications portal based on the number of registered users that provides instant communications and chat technology
      o AOL Instant Messenger (AIM), a Web-based communications service that enables Internet users to send and respond in real time to private personalized electronic text messages
      o Moviefone, Inc., the nation's No. 1 movie guide and ticketing service based on the number of users
      o  Internet music brands Spinner.com, Winamp and SHOUTcast
      o  MapQuest.com, a leader in destination information solutions


      The AOL International Group oversees the AOL and CompuServe services and operations outside the United States, as well as the Netscape Online service in the United Kingdom.

      The Netscape Enterprise Group focuses on providing businesses a range of software products, technical support, consulting and training services. These products and services enable businesses and users to share information, manage networks and facilitate electronic commerce. The Netscape Enterprise group operates primarily through iPlanet E-Commerce Solutions, a Sun-Netscape alliance. This strategic alliance between America Online and Sun Microsystems, Inc. ("Sun"), a leader in network computing products and services, was formed in November 1998 and began operating in March 1999.

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

         A summary of the segment financial information is as follows:


                                                        Years ended June 30,
                                              ----------------------------------------
                                                     2000         1999          1998
                                                        (Amounts in millions)
Revenues:
Interactive Services Group (1)..............       $5,993       $4,233        $2,689
Netscape Enterprise Group(2)................          500          456           365
Other Segments (3)..........................          393          115            60
                                              ------------  ------------  ------------
    Total revenues..........................       $6,886       $4,804        $3,114

Income (loss) from operations:

Interactive Services Group (1)..............       $1,685       $  989          $452
Netscape Enterprise Group (2)...............          103          (14)          (18)
Other Segments (3)..........................           79          (72)          (88)
General & Administrative (4)................         (454)        (358)         (286)
Other charges...............................          (15)         (95)         (186)
                                              ------------  ------------  ------------
    Total income (loss) from operations.....       $1,398       $  450        $ (126)

(1) For fiscal years 2000, 1999 and 1998, the Interactive Services Group includes online service revenues of $4,400 million, $3,321 million and $2,183 million, respectively; advertising, commerce and other revenues of $1,593 million, $912 million and $506 million, respectively; and goodwill and other intangible assets amortization of $44 million, $32 million and $17 million, respectively.

(2) For fiscal years 2000, 1999 and 1998, the Netscape Enterprise Group is comprised solely of enterprise revenues and includes goodwill and other intangible assets amortization of $0 million, $5 million and $7 million, respectively.

(3) For fiscal years 2000, 1999 and 1998, Other Segments are comprised solely of advertising, commerce and other revenues and include goodwill and other intangible assets amortization of $30 million, $28 million and $0 million, respectively.

(4)  Bad debt has been allocated to the applicable segment.

      The Company does not have any material revenues and/or assets outside the United States and no single customer accounts for more than 10% or greater of total revenues.

Note 8.  Property and Equipment

      Property and equipment consist of the following:
                                                             June 30,
                                                           -----------
          (in millions)                                    2000   1999
                                                           ----   -----
          Land............................................ $ 37   $ 31
          Buildings, equipment and related improvements...  303    191
          Leasehold and network improvements..............  214    188
          Furniture and fixtures..........................   86     74
          Computer equipment and internal software........  828    500
          Construction in progress........................   54     15
          Vehicles........................................   37      2
                                                           ----  ------
                                                          1,559  1,001
          Less accumulated depreciation and amortization..  568    341
                                                          -----  ------
          Net property and equipment...................... $991   $660
                                                          =====   =====

      The Company's depreciation and amortization expense related to property and equipment for the years ended June 30, 2000, 1999 and 1998 totaled $230 million, $160 million and $115 million, respectively.

Note 9.  Commitments and Contingencies

Commitments

      The Company leases facilities and equipment primarily under several long-term operating leases, certain of which have renewal options. Future minimum payments under non-cancelable operating leases with initial terms of one year or more consist of the following:

                  (in millions)
                  Year ending June 30,
                  -------------------- -----
                  2001................  $209
                  2002................   152
                  2003................    69
                  2004................    58
                  2005................    43
                  Thereafter..........   153
                                        -----
                                        $684
                                        =====

      The Company's rental expense under operating leases in the years ended June 30, 2000, 1999 and 1998 totaled approximately $353 million, $296 million and $269 million, respectively.

      The Company has guaranteed monthly usage levels of data and voice communications with some of its network providers and commitments related to the construction of additional office buildings. The remaining commitments are $1,684 million, $1,711 million, $1,149 million and $718 million for the years ending June 30, 2001, 2002, 2003 and 2004, respectively.

      As of June 30, 2000, the Company has guaranteed approximately $13 million in indebtedness of one of its joint ventures. The Company has not had to make any payments related to this guarantee during the year ended June 30, 2000.

Contingencies

      The Company is a party to various litigation matters, investigations and proceedings, including several complaints that have been filed and remain pending in the Delaware Court of Chancery naming as defendants one or more of America Online, the directors of America Online, Time Warner Inc. and the directors of Time Warner. The complaints purport to be filed on behalf of holders of America Online or Time Warner stock, as applicable, and allege breaches of fiduciary duty by the applicable company and its directors or aiding and abetting breaches of fiduciary duty by the other company and its directors in connection with the proposed merger of America Online and Time Warner. The plaintiffs in each case seek to enjoin completion of the merger and/or damages. These cases are at a preliminary stage, but the Company does not believe these lawsuits have any merit and intends to defend against them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given the current status of the litigation.

      Since March 2000, America Online has been named as a defendant in several class action lawsuits that have been filed in state and federal courts. The complaints in these lawsuits contend that consumers and competing Internet service providers have been injured because of the default selection features in AOL 5.0. Plaintiffs are seeking damages, an injunction enjoining the distribution of AOL Version 5.0 software, and disgorgement of all monies that the Company has earned through the distribution of its Version 5.0 software. These cases are at a preliminary stage, but America Online does not believe they have merit and intends to contest them vigorously. The Company is unable, however, to predict the outcome of these cases, or reasonably estimate a range of possible loss given the current status of the litigation.

      In the spring of 1999, the Department of Labor ("DOL") began an investigation of the applicability of the Fair Labor Standards Act ("FLSA") to the Company's Community Leader program. The Company believes the Community Leaders are volunteers, not employees, that the Community Leader program reflects industry practices, and that its actions comply with the law. The Company is cooperating with the DOL's inquiry, but is unable to predict the outcome of the DOL's investigation and cannot reasonably estimate a range of possible loss given the current status of the DOL's investigation. Former volunteers have sued the Company on behalf of an alleged class consisting of current and former volunteers, alleging violations of the FLSA and comparable state statutes. The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims or whether other former or current volunteers will file additional actions, nor can the Company reasonably estimate a range of possible loss given the current status of the litigation.

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

Note 10.  Notes Payable

      During December 1999, the Company sold $2.3 billion principal at maturity of zero-coupon Convertible Subordinated Notes due December 6, 2019 (the "Zero-Coupon Notes") and received net proceeds of approximately $1.2 billion. The Zero-Coupon Notes have a 3% yield to maturity and are convertible into the Company's common stock at a conversion rate of 5.8338 shares of common stock for each $1,000 principal amount of the Zero-Coupon Notes (equivalent to a conversion price of $94.4938 per share based on the initial offering price of the Zero-Coupon Notes). The Zero-Coupon Notes may be redeemed at the option of the Company on or after December 6, 2002 at the redemption prices set forth in the Zero-Coupon Notes. The holders can require the Company to repurchase the Zero-Coupon Notes on December 6, 2004 at the redemption prices set forth in the Zero-Coupon Notes. At June 30, 2000, the carrying value of the Zero-Coupon Notes exceeded the fair value by approximately $160 million as estimated by using quoted market prices. On December 31, 1999, the underwriters exercised the overallotment option on the Zero-Coupon Notes. As a result, on January 5, 2000, the Company sold additional Zero-Coupon Notes with aggregate principal at maturity of approximately $55.6 million for net proceeds of approximately $30 million. As of June 30, 2000, the principal amount, net of unamortized discount, was $1,296 million.

      During June 1999, the Company borrowed approximately $65 million in the form of two mortgages on its office buildings and land located in Dulles, Virginia. The notes are collateralized by the buildings and land and carry interest rates of 7.7% and 6.75%. The notes amortize over 25 years and are payable in full at the end of 10 years. As of June 30, 2000 and 1999, the principal amount outstanding on these mortgages was $64 million and $65 million, respectively.

      During September 1997, the Company borrowed approximately $29 million in a refinancing of one of its office buildings. The note is collateralized by the Company's office building and carries interest at a fixed rate of 7.46%. The note amortizes on a straight-line basis over a term of 25 years and if not paid in full at the end of 10 years, the interest rate, from that point forward, is subject to adjustment. As of June 30, 2000 and 1999, the principal amount outstanding on this note was $27 million and $28 million, respectively.

      On November 17, 1997, the Company sold $350 million of 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes"). The Notes are convertible into the Company's common stock at a conversion rate of 153.27504 shares of common stock for each $1,000 principal amount of the Notes (equivalent to a conversion price of $6.52422 per share), subject to adjustment in certain events and at the holders option. Interest on the Notes is payable semiannually on May 15 and November 15 of each year, commencing on May 15, 1998. The Notes may be redeemed at the option of the Company on or after November 14, 2000, in whole or in part, at the redemption prices set forth in the Notes. During fiscal 2000, approximately 2.2 million shares of common stock were issued related to conversions. At June 30, 2000, the fair value of the Notes exceeded the carrying value by nearly $1.7 billion as estimated by using quoted market prices. As of June 30, 2000 and 1999, the principal amount, net of unamortized discount, was $244 million and $256 million, respectively.

      Scheduled maturities of total debt at June 30, 2000 are:

                  (in millions)
                  Year ending June 30,
                  -------------------- -----
                  2001................$    1
                  2002................   248
                  2003................     2
                  2004................     2
                  2005................     2
                  Thereafter.......... 2,406
                                       -----
                                      $2,661

                  Less: Unamortized
                  discount payable in
                  2019................(1,030)
                                       -----
                                      $1,631
                                      ======

Note 11.  Other Income, Net

      The following table summarizes the components of other income:

                                                        Year ended June 30,
                                                         -----------------
         (in millions)                                   2000  1999  1998
                                                         ----- ----- -----
         Interest income................................ $257   $102   $37
         Interest expense...............................  (40)   (20)  (15)
         Allocation of losses to minority shareholders..    -      -     6
         Equity investment losses.......................  (14)    (4)  (10)
         Gain on available-for-sale securities..........  426    570    17
         Loss on available-for-sale securities..........  (18)    (5)  (11)
         Other income (expense).........................    5     (5)    6
                                                         -----  ----- -----
                                                         $616   $638   $30
                                                         =====  ===== =====

      The cash portion of net gains on available-for-sale securities was approximately $135 million, $563 million and $17 million, respectively, for the years ended June 30, 2000, 1999 and 1998.
<
Note 12.  Income Taxes

      The (provision) benefit for income taxes is comprised of:

                                                                                     Year Ended June 30,
                                                                                    --------------------
                  (in millions)                                                       2000   1999   1998
                                                                                    ------ ------ ------
         Current - primarily foreign............................................... $  (3)  $ (2)  $ (2)
         Deferred - primarily US federal and state.................................   (20)   (48)    18
         Deferred tax charge attributable to the Company's stock option plans......  (759)  (284)     -
                                                                                    ====== ====== ======
         Provision for income taxes................................................ $(782) $(334)  $ 16

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                                                                                Year Ended June 30,
                                                                                ------------------
         (in millions)                                                          2000   1999   1998
                                                                                ----- ------- ----
         Income tax (provision) benefit at the federal statutory rate of 35%.. $(705) $(384)  $ 31
         State income (tax) benefit, net of federal benefit...................   (60)   (23)    (6)
         Nondeductible charge for purchased research and development..........     -      -    (28)
         Nondeductible charge for merger related expenses ....................    (5)   (21)     -
         Benefit of dividends received deduction............................      23      -      -
         Valuation allowance changes affecting the provision for income taxes.      -   113     32
         Other................................................................   (35)   (19)   (13)
                                                                                ----- ------- ----
                                                                               $(782) $(334)  $ 16
                                                                                ===== ======= ====

      As of June 30, 2000, the Company has net operating loss carryforwards of approximately $10 billion for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire between 2002 and 2020. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              June 30,
                                                           --------------
         (in millions)                                       2000   1999
                                                           ------- ------
         Short term:
         Short term deferred tax assets:
         Deferred revenue................................  $   24  $  21
         Accrued expenses and other......................      18     34
         Restructure reserve.............................       -      -
         Valuation allowance.............................     (39)   (52)
                                                           ------- ------
         Total...........................................  $    3    $ 3
                                                           ======= ======
         Long term:
         Long term deferred tax liabilities:

         Capitalized software costs......................  $  (72) $ (46)
         Unrealized gain on available-for-sale securities    (298)  (103)
         Unremitted earnings of foreign subsidiaries ....     (10)    (6)
                                                           ------- ------
         Total...........................................    (380)  (155)

         Long term deferred tax assets:
         Net operating loss carryforwards................   3,867  2,670
         Deferred network services credit................      72    101
         Investment in AOL Europe .......................      94      -
         Other...........................................      57     95

         Valuation allowance.............................  (3,713)(2,714)
                                                           ------- ------
         Total...........................................     377    152
                                                           ------- ------
         Net long term deferred asset (liability)........  $   (3) $  (3)
                                                           ======= ======

      The valuation allowance for deferred tax assets increased by $986 million in fiscal 2000. The increase in this allowance was primarily due to the benefit generated from the current year exercise of stock options in excess of the utilization of $759 million of benefits that reduce fiscal 2000 income taxes payable. The benefit from the fiscal 2000 exercise of options will be recorded to stockholders' equity as it is realized.

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

      The Company's deferred tax asset related to operations and exercised stock options amounted to:

                                               June 30,
                                            --------------
        (in millions)                        2000    1999
                                            ------  ------
        Operations..........................$  141  $  141
        Stock options.......................$3,611  $2,626

      When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations will be recognized as a reduction of income tax expense. The benefit related to the deductible temporary differences attributable to stock option deductions will be credited to additional paid-in capital when realized.

Note 13.  Capital Accounts

      Common Stock. At June 30, 2000 and 1999, the Company's $.01 par value common stock authorized was 6 billion shares with approximately 2.3 billion and
2.2 billion shares issued and outstanding, respectively. At June 30, 2000, approximately 527.7 million shares were reserved for the exercise of issued and unissued common stock options, and convertible debt, and approximately 16.4 million shares were reserved for issuance in connection with the Company's Employee Stock Purchase Plans.

      The Company sold approximately 96 million, 192 million and 161 million shares from the exercise of stock options, warrants and stock purchased through the employee stock purchase plan in fiscal 2000, 1999 and 1998, respectively. Net proceeds from these sales totaled approximately $429 million, $355 million and $152 million in the same time periods. In addition, during July 1998, the Company completed a public offering of common stock. The Company sold approximately 43.2 million shares of common stock and raised a total of $550 million in new equity. The Company used the proceeds for general operating purposes.

      Preferred Stock. In February 1992, the Company's stockholders approved an amendment and restatement of the certificate of incorporation which authorized the future issuance of 5 million shares of preferred stock, $.01 par value, with rights and preferences to be determined by the Board of Directors.

      During May 1998, the Board of Directors designated 500,000 shares of the Company's preferred stock as Series A-1 Junior Participating Preferred Stock in connection with the establishment of a stockholder rights plan.

      During May 1996, the Company sold 1,000 shares of Series B convertible preferred stock (the "Preferred Stock") for approximately $28 million. The Preferred Stock had an aggregate liquidation preference of approximately $28 million and accrued dividends at a rate of 4% per annum. Accrued dividends could be paid in the form of additional shares of Preferred Stock. During May 1998, the Preferred Stock, plus accrued but unpaid dividends, automatically converted into 3.1 million shares of common stock based on the fair market value of common stock at the time of conversion.

      Warrant. In connection with an agreement with one of the Company's communications providers, the Company issued a warrant that was exercised in full during March 1999. The warrant, subject to certain performance standards specified in the agreement, allowed the Company's communication provider to purchase 57.6 million shares of common stock at a price of $0.2461 per share.

      Shareholder Rights Plan. The Company adopted a new shareholder rights plan on May 12, 1998 (the "New Plan"). The New Plan was implemented by declaring a dividend, distributable to stockholders of record on June 1, 1998, of one preferred share purchase right (a "Right") for each outstanding share of common stock. All rights granted under the Company's former shareholder rights plan adopted in fiscal 1993 were redeemed in conjunction with the implementation of the New Plan and the former plan was terminated. Each Right under the New Plan will initially entitle registered holders of the common stock to purchase one one-thousandth of a share of the Company's new Series A-1 Junior Participating Preferred Stock ("Series A-1 Preferred Stock") at a purchase price of $900 per one one-thousandth of a share of Series A-1 Preferred Stock, subject to adjustment. The Rights will be exercisable only if a person or group (i) acquires 15% or more of the common stock or (ii) announces a tender offer that would result in that person or group acquiring 15% or more of the common stock. Once exercisable, and in some circumstances if certain additional conditions are met, the New Plan allows stockholders (other than the acquirer) to purchase common stock or securities of the acquirer having a then current market value of two times the exercise price of the Right. The Rights are redeemable for $.001 per Right (subject to adjustment) at the option of the Board of Directors. Until a Right is exercised, the holder of the Right, as such, has no rights as a stockholder of the Company. The Rights will expire on May 12, 2008 unless redeemed by the Company prior to that date. On January 9, 2000, the Company adopted an amendment to the New Plan to exclude the Company's pending merger with Time Warner from the actions that would cause the Rights to become exercisable and to provide that the New Plan will terminate with the closing of the merger with Time Warner.

      Stock Splits. In November 1994, April 1995, November 1995, March 1998, November 1998, February 1999, and November 1999 the Company effected two-for-one splits of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the stock splits.

Note 14.  Stock Plans

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

      The effect of applying SFAS No. 123 on fiscal years 2000, 1999 and 1998 pro forma net income (loss) loss as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) in fiscal years 2000, 1999 and 1998 would have been approximately $629 million, $498 million and $(137) million, or $0.24 per share, $0.19 per share and $(0.07) per share, respectively, on a diluted basis. The fair value of the options granted during fiscal years 2000, 1999 and 1998 are estimated at $23.80 per share, $11.47 per share and $2.64 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 65%, a risk-free interest rate of 6.18% for 2000, 5.40% for 1999 and 5.51% for 1998, and an expected life of 0.51 years from date of vesting. A summary of stock option activity is as follows:

                                    Number         Weighted-
                                     of       average exercise
                                   shares           price
                                ------------- ----------------
     Balance at June 30, 1997..  463,692,048            $ 1.07
     Granted...................  163,304,291            $ 6.17
     Exercised................. (147,415,958)           $ 0.76
     Forfeited.................  (37,618,532)           $ 2.32
                                ------------- ----------------
     Balance at June 30, 1998..  441,961,849            $ 2.96
     Granted...................  111,711,524            $25.36
     Exercised................. (122,446,540)           $ 1.69
     Forfeited.................  (32,347,003)           $ 9.95
                                ------------- ----------------
     Balance at June 30, 1999..  398,879,830            $ 9.06
     Granted...................   78,568,249            $50.61
     Exercised.................  (94,002,143)           $ 3.90
     Forfeited.................  (26,859,157)           $34.42
                                ------------- ----------------
     Balance at June 30, 2000..  356,586,779            $17.67
                                ============= ================

                                   Options outstanding              Options exercisable
                         --------------------------------------- ------------------------
                                          Weighted-
                                           average      Weighted-                Weighted-
                             Number       remaining     average      Number      average
            Range         outstanding    contractual    exercise exercisable as  exercise
      of exercise price  as of 6/30/00 life (in years)   price     of 6/30/00     price
     ------------------- ------------- --------------- --------- -------------- ---------
     $0.01 to $1.08.....    47,370,533       4.2          $0.57     46,237,363     $0.58
     $1.09 to $2.12.....    50,290,991       5.9          $1.59     37,002,176     $1.56
     $2.13 to $4.03.....    48,840,136       6.9          $3.73     24,215,994     $3.53
     $4.15 to $9.35.....    47,769,659       7.4          $6.69     15,056,401     $7.27
     $9.43 to $18.33....    66,239,250       8.1         $11.77     13,010,314    $11.82
     $19.03 to $47.54...    14,430,078       8.8         $39.47      2,914,982    $37.67
     $47.57 to $47.94...    47,139,943       9.1         $47.94            331    $47.94
     $48.33 to $93.94...    34,506,189       9.2         $60.35      5,291,162    $62.30
     ------------------- ------------- --------------- --------- -------------- ---------
     $0.01 to $93.94....   356,586,779       7.3         $17.67    143,728,723     $6.07
                         ============= =============== ========= ============== =========

      Employee Stock Purchase Plan. In May 1992, the Company's Board of Directors adopted a non-compensatory Employee Stock Purchase Plan ("the ESPP"). Under the ESPP, employees of the Company who elect to participate are granted options to purchase common stock at a 15 percent discount from the market value of such stock. The ESPP permits an enrolled employee to make contributions to purchase shares of common stock by having withheld from his or her salary an amount between 1 percent and 15 percent of compensation. The Stock and Option Subcommittee of the Compensation and Management Development Committee of the Board of Directors administers the ESPP. The total number of shares of common stock that may be issued pursuant to options granted under the ESPP is approximately 28.8 million. A total of approximately 12.4 million shares of common stock have been issued under the ESPP.

      In June 1995, the Company adopted a non-compensatory Employee Stock Purchase Plan ("the Netscape ESPP") under Section 423 of the Internal Revenue Code and a total of 6.3 million shares of common stock may be issued pursuant to options under the Netscape ESPP. The Company's Board of Directors in 1998 amended the Netscape ESPP to increase the maximum percentage of payroll deductions which any participant may contribute from his or her eligible compensation to 15%; amended the Netscape ESPP from a two-year rolling offering period to a six-month fixed offering period effective with the offering period beginning March 1999; amended the limit to the number of shares any employee may purchase in any purchase period to a maximum of 1,800 shares; and changed the offering dates for each purchase period to March 1 and September 1 of each year. Under this plan, qualified employees are entitled to purchase common stock at a 15 percent discount from the market value of such stock. Approximately 4 million shares of common stock have been issued under the Netscape ESPP. The Netscape ESPP was terminated in September 1999.

Note 15.  Employee Benefit Plan

      Savings Plans. As of June 30, 2000, the Company has one savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer a portion of their pretax earnings. As defined by the plan, the Company matches 50% of each employee's contributions up to a maximum matching contribution of 3% of the employee's earnings. Prior to March 2000, the Company had two savings plans. In one plan, the Company matched 50% of each employee's contributions up to a maximum matching contribution of 3% of the employee's earnings and in the other plan, the Company's contributions were discretionary. The Company's contributions to plans were approximately $12 million, $6 million and $5 million in the years ended June 30, 2000, 1999 and 1998, respectively.

Note 16.  Subsequent Event

      In August 2000, the Company purchased 4 million shares of common stock as part of the initial public offering made by America Online Latin America, Inc. ("AOL-LA"). The purchase was made at the initial public offering price of $8 per share, for a total of $32 million. In June 2000, the Company contributed $15 million to AOL-LA. In addition, in July 2000, the Company agreed to contribute an additional $35 million to AOL-LA by December 31, 2000 of which $17.5 million was funded in July 2000.

Note 17.  Quarterly Information (unaudited)

                                                              Quarter Ended
                                             ---------------------------------------------
                                             September 30, December 31, March 31, June 30,
                                             ------------- ------------ --------- --------
                                               (Amounts in millions, except per share data)
Fiscal 2000(1)
Subscription service revenues...............      $995       $1,067      $1,153   $1,185
Advertising, commerce and other revenues....       360          449         568      609
Enterprise solution revenues................       122          117         126      135
                                             ------------- ------------ --------- --------
Total revenues..............................     1,477        1,633       1,847    1,929
Income from operations......................       260          306         376      456
Net income .................................       181          280         433      338
Net income  per share-diluted...............     $0.07        $0.11       $0.17    $0.13
Net income  per share-basic.................     $0.08        $0.12       $0.19    $0.15

Net cash provided by operating activities..       $466         $353        $478     $511
Earnings Before Interest, Taxes,
 Depreciation and Amortization

 (EBITDA, as adjusted)(4)..................      $337         $391        $488     $572


Fiscal 1999(2)(3)
Subscription service revenues............         $723         $786        $869     $943
Advertising, commerce and other revenue..          182          251         281      313
Enterprise solution revenues.............          101          118         109      128
                                             ------------- ------------ --------- --------
Total revenues...........................        1,006        1,155       1,259    1,384
Income from operations...................           76          121          44      209
Net income...............................           75          113         409      157
Net income per share-diluted.............        $0.03        $0.05       $0.16    $0.06
Net income per share-basic...............        $0.04        $0.06       $0.20    $0.07

Net cash provided by operating activities         $120         $178        $629     $192
Earnings Before Interest, Taxes,
 Depreciation and Amortization

 (EBITDA, as adjusted)(4).................        $133         $196        $225     $304

(1) Net income in the fiscal year ended June 30, 2000 includes gains related to investments of $111 million and merger expense of $5 million in the quarter ended December 31, 1999, gains related to investments of $275 million in the quarter ended March 31, 2000 and merger expense of $10 million in the quarter ended June 30, 2000. Also, in the quarter ended December 31, 1999, the company adjusted its accounting to capitalize the acquisition cost of Gateway.net subscribers and amortize such cost over the term of the agreement. The effect of the adjustment on the quarter was to increase net income by $18 million and $.01 per diluted share.
(2) Net income in the fiscal year ended June 30, 1999 includes merger expense of $2 million in the quarter ended December 31, 1998, merger and restructuring expense of $78 million, transition expense of $25 million and a gain related to an investment of $567 million in the quarter ended March 31, 1999 and merger expense of $15 million in the quarter ended June 30, 1999.
(3) The sum of per share earnings does not equal earnings per share for the year due to equivalent share calculations which are impacted by fluctuations in the Company's common stock market prices and the timing (weighting) of shares issued.
(4) EBITDA is defined as net income adjusted to exclude: (1) provision/(benefit) for income taxes, (2) interest income and expense, (3) depreciation and amortization and (4) special charges and gains on investments. The Company considers EBITDA an important indicator of the operational strength and performance of its business including the ability to provide cash flows to service debt and fund capital expenditures. EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of the Company, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles ("GAAP").

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
America Online, Inc.

      We have audited the accompanying consolidated balance sheets of America Online, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of America Online, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 13, in 1998 the Company changed its method of accounting for income taxes.

                                             /s/ ERNST & YOUNG LLP

McLean, Virginia

July 20, 2000