Form 10-K/A
period 2000-06-30
AMERICA ONLINE INC
filed 2000-10-30
CIK 883780

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                                       (Name of Each Exchange on
(Title of Each Class)                                      Which Registered)
Common Stock, par value $.01 per share                 New York Stock Exchange
Preferred Share Purchase Rights                        New York Stock Exchange

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

     Number of shares of registrant's  common stock outstanding as of August 31,
2000.......2,324,112,291

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

     The Company's Restated Certificate of Incorporation, as amended, and Restated By-Laws provide for a classified Board of Directors. The Board of Directors currently consists of eleven members, classified into three classes each with terms of three years as follows: General Alexander M. Haig, Jr., Daniel F. Akerson and Franklin D. Raines constitute a class elected in 1997 (the "Class I Directors"); James L. Barksdale, Frank J. Caufield, Robert W. Pittman and General Colin L. Powell constitute a class elected in 1998 (the "Class II Directors"); and Stephen M. Case, Miles R. Gilburne, Kenneth J. Novack and
Marjorie M. Scardino, constitute a class elected in 1999 (the "Class III Directors").

     The names of the Company's directors and certain information about them are set forth below:

Name                                    Age          Positions with the Company

Stephen M. Case                         42           Chairman of the Board and
                                                       Chief Executive Officer
Daniel F. Akerson                       51           Director
James L. Barksdale                      57           Director
Frank J. Caufield                       60           Director
Miles R. Gilburne                       49           Director
General Alexander M. Haig, Jr.          75           Director
Kenneth J. Novack                       59           Vice Chairman and Director
Robert W. Pittman                       46           President, Chief Operating
                                                       Officer and Director
General Colin L. Powell                 63           Director
Franklin D. Raines                      51           Director
Marjorie M. Scardino                    53           Director

         Mr. Case, a co-founder of the Company, has been Chairman of the Board of Directors since October 1995, Chief Executive Officer of the Company since April 1993 and a director since September 1992. He also served as an Executive Vice President from September 1987 to January 1991 and Vice President, Marketing, from 1985 to September 1987. Mr. Case is a director of the New York Stock Exchange, Inc.

         Mr. Akerson has been a director of the Company since 1997. He is Chairman and Chief Executive Officer of XO Communications Inc., a provider of broadband communications services. Prior to his current role, he served as Chairman and CEO of Nextel Communications, Inc., a mobile phone operator, from March 1996 until July 1999, when he became an investor in and co-chairman of Eagle River, Inc., a holding company. He continues to serve as Chairman of Nextel Communications, Inc. Prior to joining Nextel in 1996, Mr. Akerson served as general partner of Forstmann Little & Company, a private investment firm, from 1993 to March 1996. While at Forstmann Little, he also held the position of chairman of the board and chief executive officer of General Instrument Corporation, a technology company acquired by Forstmann Little. Mr. Akerson currently serves as a director of American Express Company, a travel and financial services company.

         Mr. Barksdale has been a director of the Company since March 1999. He has been the Managing Partner of the Barksdale Group, a venture-capital firm, since it was founded in April 1999. He served as a director of Netscape
Communications Corporation, a provider of software, services and Website resources using the Internet, from October 1994 until its acquisition by the Company in March 1999. He joined Netscape in January 1995 as President and Chief Executive Officer. Mr. Barksdale serves as a director of 3Com Corporation, a maker of computer networking products, Robert Mondavi Corporation, a producer of premium table wines, Liberate Technologies, Inc., a provider of a comprehensive software platform, Sun Microsystems, Inc., a provider of industrial-strength hardware, software and services, FDX Corporation, a provider of integrated transportation, information, and logistics solutions, and Respond.com, Inc., a "Shop By Request" service that connects customers with sellers through email.

     Mr. Caufield has been a director of the Company since 1991. He has held the position of General Partner of Kleiner Perkins Caufield & Byers, a venture capital partnership, since 1978.

     Mr. Gilburne has been a director of the Company since October 1999. He served as Senior Vice President, Corporate Development of the Company from February 1995 until December 1999. Prior to joining the Company, Mr. Gilburne was a founding attorney of the Silicon Valley office of the law firm of Weil, Gotshal & Manges. Mr. Gilburne also is a partner in the CGLS Fund, a venture capital fund. Mr. Gilburne is also a director of America Online Latin America, Inc., a provider of interactive services in Latin America, and Pharmacyclics, Inc., a drug development and research company. The Company beneficially owns approximately 44% of the capital stock of America Online Latin America.

         General Haig has been a director of the Company since 1989. He has held the position of Chairman and President of Worldwide Associates, Inc., an international consulting company, since 1984. General Haig is the former U.S. Secretary of State, former Supreme Allied Commander, Europe, former White House Chief of Staff and former Vice Chief of Staff, Army. General Haig has been awarded many military decorations, including the Distinguished Service Cross. A retired full General, U.S. Army, he also served as the President and Chief Operating Officer of United Technologies Corp., a maker of building systems and aerospace products, and is currently a director of Interneuron Pharmaceuticals, Inc., a biopharmaceutical company, MGM Mirage, Inc., an entertainment, hotel and gaming company, and Metro-Goldwyn-Mayer, Inc., a producer and distributor of entertainment products. He is host of the weekly television program, World Business Review.

      Mr. Novack was appointed as Vice Chairman of the Company in May 1998 and as a director in January 2000. He became Of Counsel to the Boston-based law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC after his retirement as a member of that firm in August 1998. Mr. Novack joined Mintz Levin in 1966 as an associate and rose to the position of Managing Partner in 1972. He was President and Chief Executive Officer of the firm from 1991 to 1994 and served on its executive committee from 1970 until his retirement.

         Mr. Pittman has served as President and Chief Operating Officer of the Company since February 1998 and as a director since 1995. He was President and Chief Executive Officer of AOL Networks, a division of the Company, from November 1996 until February 1998. He held the positions of Managing Partner and Chief Executive Officer of Century 21 Real Estate Corp. from October 1995 to October 1996. Mr. Pittman had previously been President and Chief Executive Officer of Time Warner Enterprises, a division of Time Warner Entertainment Company, LP, a company engaged in entertainment, cable networks and cable systems, from 1990 to September 1995, and Chairman and Chief Executive Officer of Six Flags Entertainment Corporation, the second largest theme park operator in the United States, from December 1991 to September 1995. Mr. Pittman founded MTV in 1981, and served as President and Chief Executive Officer of MTV Networks. Mr. Pittman is also a director of America Online Latin America, Inc., a provider of interactive services in Latin America, and Cendant Corporation, a global provider of real estate, travel and direct marketing related consumer and business services.

         General Colin L. Powell has been a director of the Company since September 1998. General Powell is Chairman of America's Promise: The Alliance for Youth, a national not-for-profit organization dedicated to improving the lives of our nation's more than 15 million at-risk youth. He served as the Chairman of the Joint Chiefs of Staff from October 1989 to September 1993, and as National Security Advisor from December 1987 to January 1989.

     Mr. Raines has been a director of the Company since September 1998. Mr. Raines has served as Chairman and Chief Executive Officer of Fannie Mae, a non-bank financial services company, since January 1999. Prior to re-joining Fannie Mae in May 1998, he served as Director of the U.S. Office of Management and Budget from 1996 to 1998. From 1991 to 1996, Mr. Raines was Vice Chairman of Fannie Mae, in charge of the company's legal, credit policy, finance, and corporate development functions. Mr. Raines is also a director of Pfizer, Inc., a company that discovers, develops, manufactures and markets leading prescription medicines, and PepsiCo, Inc., a consumer products company.

     Ms. Scardino has been a director of the Company since October 1999. Ms. Scardino has been the Chief Executive Officer and an Executive Director of Pearson, plc, a global media company, since January 1997. In 1985, she joined The Economist Newspaper, Ltd. as president of its North American operations and was its Chief Executive from April 1993 to January 1997. Ms. Scardino currently serves as a director of ConAgra Inc., a food service manufacturer and retail food supplier.


Executive Officers

     The names of, and certain information regarding, executive officers of the Company who are not Directors of the Company, are set forth below. The executive officers serve at the pleasure of the Board of Directors and the Chief Executive Officer.

        Name                    Age      Positions with the Company

Paul T. Cappuccio               39       Senior Vice President, General
                                             Counsel and Assistant  Secretary
J. Michael Kelly                44       Senior Vice President, Chief Financial
                                             Officer and Assistant Secretary
Kenneth B. Lerer                48       Senior Vice President
James F. MacGuidwin             44       Senior Vice President, Controller,
                                             Chief Accounting & Budget Officer
                                             and Corporate Compliance Officer
William J. Raduchel             54       Senior Vice President and Chief
                                             Technology Officer
George Vradenburg, III          57       Senior Vice President, Global and
                                             Strategic Policy

         Mr. Cappuccio joined the Company as Senior Vice President and General Counsel in August 1999. Before joining the Company, from 1993 to 1999, Mr. Cappuccio was a partner at the Washington, D.C. office of the law firm of Kirkland & Ellis, and from 1991 to 1993, he was Associate Deputy Attorney General at the United States Department of Justice. Prior to his service at the Justice Department, Mr. Cappuccio served as a law clerk at the Supreme Court of the United States, first for Justice Antonin Scalia (1987-1988) and then for Justice Anthony M. Kennedy (1988-1989).

     Mr. Kelly joined the Company in July 1998 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, he was Executive Vice President-Finance and Planning and Chief Financial Officer of GTE Corporation, a telecommunications companies (now part of Verizon Communications). Mr. Kelly was appointed GTE's Senior Vice President-Finance in 1994, receiving the responsibility for Corporate Planning and Development during 1997. From 1991 to 1994, he served as Vice President-Controller of GTE. Mr. Kelly is also a director of America Online Latin America, Inc., a provider of interactive services in Latin America.

     Mr. Lerer joined the Company as Senior Vice President in October 1999. He is responsible for the corporate communications and investor relations departments. Prior to that, Mr. Lerer was a founder and served as President of Robinson Lerer & Montgomery, a corporate communications and consulting firm. He is a director of Oxygen Media, Inc., an integrated media brand, and ScreamingMedia Inc., a global infrastructure technology platform.

         Mr. MacGuidwin joined the Company in 1995, and serves as Senior Vice President, Controller, Chief Accounting & Budget Officer and Corporate Compliance Officer of the Company. Previously, Mr. MacGuidwin served as the Company's Vice President, Controller and Chief Accounting & Budget Officer (1998-1999), Senior Vice President of Planning & Budgeting (1996-1998), and as Vice President, Planning & Budgets (1995-1996). Prior to joining the Company, Mr. MacGuidwin had a six-month consulting arrangement with Time Warner Telecommunications and, for the thirteen years before that, was with MCI
Communications Corporation, lastly as Vice President, Finance and Customer Service for the MultiNational Accounts Division.

         Mr. Raduchel joined the Company as Senior Vice President and Chief Technology Officer in September 1999. He served as Chief Strategy Officer and a member of the Executive Committee of Sun Microsystems, Inc., a provider of hardware, software and services that power the Internet, from January 1998 to September 1999. He joined Sun Microsystems in 1988 and held a variety of management positions. He is a Director of MIH Limited, a multi-national provider of pay-television platform services and pay-television technology, OpenTV Corp., a developer of software for interactive digital television systems, Niku Corporation, a provider of innovative, Internet-based, professional services automation products, and Chordiant Software Inc., a provider of e-business infrastructure software.

     Mr. Vradenburg has held the position of Senior Vice President for Global and Strategic Policy since January 1999. Mr. Vradenburg served as Senior Vice President, General Counsel and Secretary from March 1997 to January 1999. He was a Senior Partner with the law firm of Latham & Watkins and co-chair of its Entertainment & Media Practice Group from 1995 to 1997. Mr. Vradenburg previously served as Executive Vice President of Fox, Inc., which owns and operates a television broadcasting network and produces and distributes entertainment, news and sports programming, from 1991 to 1995 and as Senior Vice President and General Counsel of CBS, Inc., a television and radio broadcasting and cable programming company, from 1985 to 1991.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than ten percent holders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge, except as noted below, based solely on review of the copies of the above-mentioned reports furnished to the Company and written representations regarding all reportable transactions, during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to its directors and officers and greater than ten percent beneficial owners were complied with on time. The following persons filed one late report each: Daniel
F. Akerson (one transaction) and James L. Barksdale (one transaction).

Item 11. Executive Compensation

Summary Compensation Table

      The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and each of the four other most highly compensated persons who were serving as executive officers of the Company as of June 30, 2000 (collectively, the "named executive officers") for services rendered to the Company in all capacities during the three fiscal years ended June 30, 2000. All of the information presented in the following table is on a post-split basis.

                                                                                          Long-Term Compensation
                                             Annual Compensation                        Awards

                                                                         Other         Restricted        Securities
    Name and Principal            Fiscal                                 Annual          Stock           Underlying    All Other
         Position                 Year    Salary        Bonus         Compensation       Awards           Options(#) Compensation(1)
Stephen M. Case...........         2000   $725,000      $1,125,000          $0              $0            3,000,000      $5,165
Chairman of the Board              1999   $575,000      $1,000,000          $0              $0            1,800,000      $4,932
and Chief Executive                1998   $426,667        $750,000          $0              $0           10,400,000      $2,923
Officer

Robert W. Pittman........          2000   $683,334      $1,050,000        $60,965(2)        $0            2,500,000        $810
President and Chief                1999   $591,667      $1,000,000     $1,380,000(2)        $0            1,440,000        $955
Operating Officer                  1998   $541,665        $750,000       $127,698(2)        $0            7,200,000        $690

J. Michael Kelly..........         2000   $491,667        $563,000          $0              $0            1,000,000      $6,415
Senior Vice President,             1999   $444,886        $500,000         $8,687(3)    $5,660,000(4)        0             $544
Chief Financial Officer,
and Assistant Secretary

Kenneth J. Novack(5).....          2000   $433,333        $506,000          $0              $0            1,000,000      $6,260
Vice Chairman                      1999   $350,000        $400,000          $0              $0            2,560,000      $5,666
                                   1998   $ 49,053        $950,000        $34,167           $0            1,600,000         $20

George Vradenburg, III...          2000   $420,000        $478,000          $0              $0              500,000      $6,322
Senior Vice President,             1999   $392,500        $350,000       $231,300(6)        $0              560,000      $6,756
Global and Strategic               1998   $380,000        $490,000       $115,000(6)        $0              560,000      $1,845
Policy

------------------
(1) All Other Compensation for Mr. Case, Mr. Pittman, Mr. Kelly, Mr. Novack and Mr. Vradenburg during fiscal 2000 includes the dollar value of premiums paid by the Company with respect to term life insurance for their benefit in the amounts of $540, $810, $540, $2,322 and $2,322, respectively. All Other Compensation for Mr. Case, Mr. Kelly, Mr. Novack and Mr. Vradenburg during fiscal 2000 also includes $4,625, $5,875, $3,938 and $4,010, respectively,  of matching  contributions  made under the Company's  401(k)
     Plan.
(2) For fiscal 2000 includes shipping and storage costs of $56,615, for fiscal 1999, includes the purchase of a prior residence for $1,300,000 and a housing allowance of $80,000, and for fiscal 1998, includes a housing allowance of $120,000.

(3)  Includes relocation costs.
(4) Represents the dollar value of the award of 400,000 shares of the Company's common stock based on the closing sales price of $14.15 as quoted on the New York Stock Exchange on July 6, 1998 on a post-split basis. The award vests in equal annual installments over a three-year period commencing with July 6, 1999, the first anniversary from the date of grant. The aggregate market value of the 400,000 shares of restricted stock was $21,100,000, based on the closing sales price of $52.75 as quoted on the New York Stock Exchange on June 30, 2000. Mr. Kelly is entitled to receive all dividends paid on such shares.

(5) Mr. Novack was appointed as Vice Chairman of the Company in May 1998. Prior to that time, he was a consultant to the Company and received compensation as such during fiscal 1998, which is reflected herein.

(6) For fiscal 1999, consists of a housing allowance of $231,300, and for fiscal 1998, includes a housing allowance equal to $110,000.

Option Grants in Last Fiscal Year

     The following table provides information regarding the grant of stock options during fiscal 2000 to the named executive officers.

                                                                               Potential Realizable Value
                                                                               at Assumed Annual Rates of
                                                                                Stock Price Appreciation
                                 Individual Grants                                for Option Term(2)

                        Number of     % of Total
                        Securities     Options
                        Underlying    Granted to   Exercise
                         Options     Employees in    Price    Expiration
Name                    Granted(1)    Fiscal Year  ($/share)     Date         5%                 10%
Stephen M. Case         3,000,000       3.9%        $47.94      8/19/09    $90,435,409      $229,192,588
Robert W. Pittman       2,500,000       3.3%        $47.94      8/19/09    $75,362,840      $190,993,823
J. Michael Kelly        1,000,000       1.3%        $47.94      8/19/09    $30,145,136       $76,397,529
Kenneth J. Novack       1,000,000       1.3%        $47.94      8/19/09    $30,145,136       $76,397,529
George Vradenburg         500,000       0.7%        $47.94      8/19/09    $15,072,568       $38,198,765

------------------
(1) Options are non-qualified stock options and generally terminate 90 days following termination of the executive officer's employment with the Company or the expiration date, whichever occurs earlier. The exercise price of each option was determined to be equal to the fair market value per share of the Common Stock on the grant date. These options become exercisable over a four-year period, 25% on each anniversary of the grant date of the option. Except that, as a result of the completion of the merger with Time Warner Inc., all of these options will vest and become exercisable upon the earliest to occur of their normal vesting date, the first anniversary date of the completion of the merger and the employee's termination without cause or constructive termination. See "Changes in Control."

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date (10 years from grant date). The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of stock options will depend on the future performance of the Common Stock, the option holder's continued employment throughout the option period, and the date on which the options are exercised.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

      The following table provides information regarding the aggregate exercises of options by each of the named executive officers. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of June 30, 2000, and the values of "in-the-money" options, which values represent the positive spread between the exercise price of any such option and the fiscal year-end value of the Company's Common Stock.

                                                       Number of Securities           Value of the Unexercised
                      Shares                           Underlying Unexercised           In-The-Money Options
                     Acquired          Value         Options at Fiscal Year-End         at Fiscal Year-End(2)
      Name          on Exercise      Realized(1)     Exercisable     Unexercisable    Exercisable         Unexercisable
Stephen M. Case         5,753,300     $326,663,201      7,730,700     13,950,000       $394,310,990      $521,363,000
Robert W. Pittman       2,580,000     $134,279,690      3,492,000     11,980,000       $169,889,410      $457,511,000
J. Michael Kelly          340,000      $15,251,684        560,000      3,700,000        $23,328,200      $117,285,250
Kenneth J. Novack         680,000      $34,025,539        634,000      4,754,000        $29,199,470      $164,078,470
George Vradenburg         340,000      $15,889,000      2,176,000      1,968,000       $110,324,120       $72,627,960

------------------
(1) The value realized represents the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer.

(2) The value of unexercised in-the-money options at fiscal year-end assumes a fair market value for the Company's Common Stock of $52.75, the closing market price per share of the Company's Common Stock as reported on the New York Stock Exchange on June 30, 2000.

Employment Contracts

     In October 1996, the Company entered into an employment agreement with Robert W. Pittman, the President and Chief Operating Officer of the Company. In the event Mr. Pittman's employment is terminated by him for a good reason or by the Company other than for cause or a permanent and total disability, he will become a consultant of the Company for a term of two years, subject to the terms and conditions of a consulting agreement. In the Company's discretion, Mr. Pittman will become a consultant of the Company for two years if the Company terminates his employment for cause or if he terminates his employment for other than a good reason. Mr. Pittman is subject to the terms of a confidentiality/non-competition/proprietary rights agreement that remains in effect for the term of the consulting agreement.

     In November 1997, the Company entered into a letter agreement with George Vradenburg, III, who is Senior Vice President, Global and Strategic Policy of the Company. Pursuant to the terms of the agreement, if Mr. Vradenburg terminates his employment for a good reason or if the Company terminates his employment without cause, Mr. Vradenburg will become a consultant of the Company for two years. In the Company's discretion, Mr. Vradenburg will become a consultant of the Company for two years if the Company terminates his employment for cause or if he terminates his employment for other than a good reason. Mr.
Vradenburg       is       subject       to       the       terms       of      a
confidentiality/non-competition/proprietary rights agreement that remains in effect for the term of the consulting agreement. Mr. Vradenburg's employment agreement provides for the Company to make him certain loans and to advance certain expenses, as described below under "Certain Relationships and Related Transactions."

     In June 1998, the Company entered into a letter agreement with J. Michael Kelly, who is Senior Vice President, Chief Financial Officer and Assistant Secretary of the Company. Pursuant to the terms of the agreement, if Mr. Kelly terminates his employment for a good reason or if the Company terminates his employment without cause, Mr. Kelly will receive his base compensation accrued through the termination date, continuation of his base compensation for a period of twelve months, payment of his Executive Incentive Plan ("EIP") bonus in full if his termination occurs after the end of the fiscal year, a pro-rated payout of his EIP for the fiscal year following his termination for the period he continues to receive his base compensation and full vesting on his restricted stock award. Mr. Kelly is subject to the terms of a confidentiality/non-competition/proprietary rights agreement.

     The Company's 1992 Employee, Director and Consultant Stock Option Plan provides that upon the occurrence of a "Corporate Change in Control" or a "Transactional Change in Control" (as defined in the 1992 Plan), which include
(i) the acquisition (with certain exceptions) of 30% of the outstanding Common Stock of the Company by a person, entity or group, (ii) certain changes in the composition of the Board of Directors, (iii) certain mergers, reorganizations, recapitalizations or consolidations involving the Company and (iv) the sale of all or substantially all of the assets of the Company, unless the applicable stock option agreement provides otherwise, the outstanding options that have not yet vested will become fully vested upon the earliest of (a) the normal vesting date, (b) one year from the applicable "Corporate Change in Control" or "Transactional Change in Control" or (c) an involuntary employment action, such as termination of employment without cause or a reduction in base compensation, power, authority, duties or responsibilities. After the completion of the merger with Time Warner Inc., substantially all stock options and shares of restricted stock outstanding on January 10, 2000, by their terms, will vest and become exercisable or free of restrictions, as the case may be, upon the earliest to occur of their normal vesting date, the first anniversary date of the completion of the merger and the employee's termination without cause or constructive termination. See "Changes in Control."

Compensation of Directors

     The Company's policy is not to pay cash compensation to members of the Board for serving as a Director or for their attendance at Board meetings or Committee meetings.

     Directors are eligible to participate in the Company's 1992 Employee, Director and Consultant Stock Option Plan (the "1992 Plan"). Under the 1992 Plan, each non-employee Director receives an initial grant of an option upon first being elected or appointed to the Board of Directors to purchase 20,000 shares of Common Stock (or such higher number of options as is determined by the Committee for recruitment purposes). The 1992 Plan also provides for an annual grant on the date following the annual meeting of Stockholders of the Company of each year, after giving effect to the election of any Director or Directors at such annual meeting of Stockholders, to each non-employee Director (who has served for at least six months as a Director) of an option to purchase 20,000 shares of Common Stock. Non-employee Directors who serve on the Company's Compensation and Management Development or Audit Committees (or other committee designated by the Board) are granted each year an option to purchase 10,000 shares, with the Chair of each such committee receiving an additional option to purchase another 10,000 shares. Options granted for service on committees are not cumulative for service on more than one committee. All of such options granted to non-employee Directors have an exercise price equal to the fair market value of the Common Stock on such grant date, have a term of ten years, and are immediately exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information as of July 31, 2000, concerning the ownership of Common Stock by (i) each current member of the Board of Directors of the Company, (ii) each nominee of the Board of Directors of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table appearing under "Executive Compensation," above and (iv) all current Directors and executive officers of the Company as a group. No Stockholder of the Company is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock.

                                                      Shares Beneficially
                                                           Owned (1)

       Name                                     Number                Percent
Current Directors:

Stephen M. Case(2)(3)                          19,372,173                 *
Daniel F. Akerson(3)                              348,356                 *
James L. Barksdale(4)                           6,664,784                 *
Frank J. Caufield(3)                            2,015,172                 *
Miles R. Gilburne(5)                            2,259,053                 *
General Alexander M. Haig, Jr.(5)               1,939,663                 *
Kenneth J. Novack(3)                            1,246,921                 *
Robert W. Pittman(3)                            4,494,946                 *
General Colin L. Powell(5)                        320,000                 *
Franklin Raines(5)                                250,000                 *
Marjorie M. Scardino(5)                            60,000                 *

Named Executive Officers
   Who Are Not Directors:

J. Michael Kelly (3)                            1,210,370                 *
George Vradenburg, III (3)(6)                   2,498,929                 *

All executive officers and                     44,716,903               1.90%
Directors as a group (17 persons)(3)

------------------
* Represents beneficial ownership of less than 1% of the Company's Common Stock.

(1) The number of shares of Common Stock issued and outstanding on July 31, 2000 was 2,320,780,920. The calculation of percentages is based upon the number of shares of Common Stock issued and outstanding on such date, plus shares of Common Stock subject to options held by the respective persons on July 31, 2000 and exercisable within 60 days thereafter. The persons and entities named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, except as described below. Attached to each share of Common Stock is a Preferred Share Purchase Right to acquire one one-thousandth of a share of the Company's Series A-1 Junior Participating Preferred Stock, par value $.01 per share, which Preferred Share Purchase Rights are not presently exercisable.

(2) Includes 243,742 shares held by Mr. Case's spouse and 1,358,080 shares held by the Stephen M. Case Foundation as to which he shares beneficial ownership.

(3) Includes shares issuable within 60 days of July 31, 2000 upon the exercise of options to purchase Common Stock as follows: Mr. Case-9,010,700; Mr. Akerson-348,000; Mr. Caufield-1,982,200; Mr. Novack-1,244,000; Mr.
     Pittman-4,482,265;  Mr. Kelly-810,000;  Mr.  Vradenburg-2,481,000;  and all
     Directors and executive officers as a group-27,044,381.

(4) Includes 6,000 shares held by a charitable remainder trust as to which he shares beneficial ownership.

(5) Represents shares issuable within 60 days of July 31, 2000 upon the exercise of options to purchase Common Stock.

(6) Includes 6,402 shares held by a trust that Mr. Vradenburg has a pecuniary interest in as co-trustee and beneficiary.

Changes in Control

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

Item 13. Certain Relationships and Related Transactions

         Frank Caufield, the son of Director Caufield, was employed by the Company during the fiscal year ended June 30, 2000 as a consultant. Mr. Caufield assisted in formulating the education strategy and formalizing a plan for the development of the AOL@School concept. Before consulting for the Company, Mr. Caufield provided similar services for other education websites. He received $61,418 for his services.

         Kenneth J. Novack, an executive officer and director of the Company, is Of Counsel to the law firm of Mintz, Levin, Cohn, Ferris, Glovsky and Popeo, PC. Mintz Levin was retained by the Company during fiscal year 2000. Fees paid to Mintz Levin were less than 5% of the firm's gross revenues for the fiscal year ended June 30, 2000.

         Set forth below is certain information as of July 31, 2000 as to loans made pursuant to employment agreements by the Company to its Directors and executive officers that were outstanding during the fiscal year.

                                         Largest
                                        Aggregate
                                          Amount
                                        Outstanding
                          Nature of     in Fiscal    Balance as
Name and Position         Indebtedness   Year 00     of 7/31/00    Interest Rate

George Vradenburg, III   Residential(1) $400,000          $0          4.98%
Senior Vice President,   Personal(1)    $285,000          $0            *
Global and Strategic
Policy
------------------
* Such loan was granted at interest rates equal to the "Applicable Federal Rate" as established by the Internal Revenue Service for each year the loan was outstanding, as follows: year 1 - 5.50%; year 2 - 5.88%; and year 3 - 4.98%.

(1)  Mr. Vradenburg has repaid the residential and personal loans in full.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of October, 2000.

                                   AMERICA ONLINE, INC.


                                   By:/s/ Paul T. Cappuccio
                                   Paul T. Cappuccio, Senior Vice President,
                                   General Counsel and Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of October, 2000.

SIGNATURE                      TITLE                                        DATE
---------                      -----                                        ----
                               Chairman  of  the  Board  and  Chief         October 27, 2000
      *                        Executive Officer (principal executive
Stephen M. Case                officer)


                               President, Chief Operating Officer and       October 27, 2000
      *                        Director
Robert W. Pittman


                               Senior Vice President, Chief  Financial      October 27, 2000
      *                        Officer and Assistant Secretary (principal
J. Michael Kelly               financial officer)


                               Senior Vice President, Controller, Chief     October 27, 2000
      *                        Accounting & Budget Officer and Corporate
James F. MacGuidwin            Compliance Officer (principal accounting
                               officer)


      *                        Director                                     October 27, 2000
Daniel F. Akerson


      *                        Director                                     October 27, 2000
James L. Barksdale


      *                        Director                                     October 27, 2000
Frank J. Caufield


      *                        Director                                     October 27, 2000
Miles R. Gilburne


      *                        Director                                     October 27, 2000
Alexander M. Haig, Jr.


      *                        Vice Chairman and Director                   October 27, 2000
Kenneth J. Novack


      *                        Director                                     October 27, 2000
Colin L. Powell


      *                        Director                                     October 27, 2000
Franklin D. Raines


      *                        Director                                     October 27, 2000
Marjorie M. Scardino


*By: /s/ Paul T. Cappuccio
Paul T. Cappuccio, Attorney-in-Fact