Form 10-Q
period 2000-09-30
AMERICA ONLINE INC
filed 2000-11-09
CIK 883780

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended: September 30, 2000

                                       OR

[  ]  Transition  report  pursuant  to section 13 or 15(d) of the  Securities
      Exchange Act of 1934

                For the transition period from          to

                             Commission File Number:
                                    001-12143

                              America Online, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                       54-1322110
  --------------------------------           -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                   22000 AOL Way, Dulles, Virginia 20166-9323
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:    (703) 265-1000

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

Title of each class
Common stock $.01 par value
Shares outstanding on October 31, 2000.............................2,333,596,294

                              AMERICA ONLINE, INC.

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2000
         and June 30, 2000                                                     3

         Condensed Consolidated Statements of Operations - Three

         months ended September 30, 2000 and 1999                              4

         Condensed Consolidated Statements of Cash Flows - Three

         months ended September 30, 2000 and 1999                              5

         Condensed Consolidated Statement of Changes in
         Stockholders' Equity - Three months ended

         September 30, 2000                                                    6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           16

PART II. OTHER INFORMATION                                                    18

Item 2.  Changes in Securities and Use of Proceeds                            18

Item 6.  Exhibits and Reports on Form 8-K                                     18


Signatures                                                                    19


                              AMERICA ONLINE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in millions, except share data)

                                                                                      September 30, June 30,
                                                                                          2000        2000
                                                                                      -------------  -------
                                                                                       (Unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents...........................................................      $ 2,039     $2,490
Short-term investments..............................................................        1,192        925
Trade accounts receivable, less allowances of $91 and $83, respectively.............          451        422
Other receivables, net..............................................................          137        110
Prepaid expenses and other current assets...........................................          527        481
                                                                                      ------------  --------
Total current assets................................................................        4,346      4,428

Property and equipment at cost, net.................................................        1,026        991

Other assets:
Investments including available-for-sale securities.................................        4,627      4,358
Product development costs, net......................................................          202        159
Goodwill and other intangible assets, net...........................................          513        501
Other assets........................................................................          239        236
                                                                                      ------------  --------
                                                                                          $10,953    $10,673
                                                                                      ============ =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade accounts payable..............................................................       $  256     $  153
Other accrued expenses and liabilities..............................................          773        919
Deferred revenue....................................................................        1,083      1,109
Accrued personnel costs.............................................................          119        138
Deferred network services credit....................................................           76         76
                                                                                      ------------  --------
Total current liabilities...........................................................        2,307      2,395

Long-term liabilities:
Notes payable.......................................................................        1,646      1,630
Deferred revenue....................................................................          326        358
Other liabilities...................................................................            7          8
Deferred network services credit....................................................          102        121
                                                                                      ------------  --------
Total liabilities...................................................................        4,388      4,512

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued
  or outstanding at September 30 and June 30, 2000..................................            -          -
Common stock, $.01 par value; 6,000,000,000 shares authorized,
  2,332,608,519 and 2,316,494,480 shares issued and outstanding at
  September 30 and June 30, 2000, respectively.....................................            23         23
Additional paid-in capital..........................................................        4,538      4,314
Accumulated other comprehensive income - unrealized gain on
  available-for-sale securities, net................................................          325        478
Retained earnings...................................................................        1,679      1,346
                                                                                      ------------  --------
Total stockholders' equity..........................................................        6,565      6,161
                                                                                      ------------  --------
                                                                                          $10,953    $10,673
                                                                                      ============ =========


                             See accompanying notes.


                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in millions, except per share data)
                                   (Unaudited)

                                                                             Three months ended
                                                                                 September 30,
                                                                               2000      1999
                                                                             --------  --------
Revenues:
Subscription services.....................................................    $1,206    $  995
Advertising, commerce and other...........................................       649       360
Enterprise solutions......................................................       120       122
                                                                             --------  --------
Total revenues............................................................     1,975     1,477

Costs and expenses:
Cost of revenues..........................................................       928       792
Sales and marketing.......................................................       298       213
Product development.......................................................        60        71
General and administrative................................................       183       123
Amortization of goodwill and other intangible assets......................        22        18
Merger charges............................................................         6         -
                                                                             --------  --------
Total costs and expenses..................................................     1,497     1,217

Income from operations... ................................................       478       260
Other income, net.........................................................        89        39
                                                                             --------  --------
Income before provision for income taxes..................................       567       299
Provision for income taxes................................................      (222)     (118)
                                                                             --------  --------
Net income................................................................    $  345     $ 181
                                                                             ========  ========

Earnings per share:
Earnings per share-diluted................................................    $ 0.13    $ 0.07
Earnings per share-basic..................................................    $ 0.15    $ 0.08
Weighted average shares outstanding-diluted...............................     2,603     2,587
Weighted average shares outstanding-basic.................................     2,328     2,231



                             See accompanying notes.


                              AMERICA ONLINE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in millions)
                                   (Unaudited)

                                                                                       Three months ended
                                                                                          September 30,
                                                                                         2000     1999
                                                                                        -------  -------
Cash flows from operating activities:

Net income ............................................................................ $  345   $  181
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash restructuring charges.........................................................      -        2
Amortization of deferred network services credit.......................................    (19)     (19)
Depreciation and amortization..........................................................    106       79
Compensatory stock options.............................................................      3        3
Gain on available-for-sale securities..................................................    (35)       -
Equity in loss of investees............................................................     27        -
Deferred income taxes..................................................................    222      117
Changes in assets and liabilities, net of the effects of acquisitions and dispositions:
  Trade accounts receivable............................................................    (28)     (28)
  Other receivables....................................................................    (27)     (43)
  Prepaid expenses and other current assets............................................    (47)     (28)
  Other assets.........................................................................     (3)     (52)
  Investments including available-for-sale securities..................................    (36)     (99)
  Accrued expenses and other current liabilities.......................................    (56)     206
  Deferred revenue and other liabilities...............................................    (57)     147
                                                                                        -------  -------
Total adjustments......................................................................     50      285
                                                                                        -------  -------
Net cash provided by operating activities..............................................    395      466

Cash flows from investing activities:

Purchase of property and equipment.....................................................    (95)    (136)
Product development costs..............................................................    (52)     (18)
Proceeds from sale of investments, including available-for-sale securities.............    230        -
Purchase of investments, including available-for-sale securities.......................   (697)     (94)
(Purchase)/Proceeds of short-term investments, net.....................................   (267)      97
Other investing activities.............................................................    (46)      14
                                                                                        -------  -------
Net cash used in investing activities..................................................   (927)    (137)

Cash flows from financing activities:

Proceeds from issuance of common stock, net............................................     83       97
Principal and accrued interest payments on debt........................................     (2)      (3)
                                                                                        -------  -------
Net cash provided by financing activities..............................................     81       94
                                                                                        -------  -------
Net (decrease) increase in cash and cash equivalents...................................   (451)     423
Cash and cash equivalents at beginning of period.......................................  2,490      936
                                                                                        -------  -------
Cash and cash equivalents at end of period............................................. $2,039   $1,359
                                                                                        =======  =======
Supplemental cash flow information:
Cash paid during the period for: Interest (net of amount capitalized).................. $    2   $    4
                                                                                        =======   ======


                             See accompanying notes.


                              AMERICA ONLINE, INC.
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (Amounts in millions, except share data)
                                   (Unaudited)

                                                                                Accumulated
                                                  Common Stock     Additional     Other
                                           -----------------------  Paid-In    Comprehensive     Retained
                                              Shares        Amount  Capital     Income, Net      Earnings
                                           --------------  ------- ---------  ---------------  ------------

Balances at June 30, 2000.................  2,316,494,480    $ 23    $ 4,314      $  478         $1,346
Common stock issued:
Exercise of options....................        11,543,499       -         83           -             -
Amortization of compensatory
   stock options..........................              -       -          3           -             -
Unrealized loss on

   available-for-sale securities, net.....              -       -        (90)       (153)            -
Tax benefit related to stock options......              -       -        213           -             -
Effect of immaterial poolings............       4,570,540       -         15           -            (12)
Net income................................              -       -          -           -            345
                                           --------------  ------- ---------  ---------------  ------------
Balances at September 30, 2000............  2,332,608,519    $ 23    $ 4,538      $  325         $1,679
                                           ==============  ======= =========  ===============  ============



                                                         Comprehensive
                                                         Income For The
                                                       Three Months Ended
                                             Total     September 30, 2000
                                            --------- ---------------------

Balances at June 30, 2000.................   $6,161
Common stock issued:
Exercise of options....................          83
Amortization of compensatory
   stock options..........................        3
Unrealized loss on

   available-for-sale securities, net.....     (243)          (153)
Tax benefit related to stock options......      213
Effect of immaterial poolings............         3
Net income................................      345            345
                                            --------- -----------------
Balances at September 30, 2000............   $6,565           $192
                                            ========  =================



                             See accompanying notes.

                              AMERICA ONLINE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements, which include the accounts of America Online, Inc. (the "Company") and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Note 2.  Recent Pronouncements

         In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which contains rules designed to clarify the application of APB 25. As of July 1, 2000, the Company has adopted FIN 44 with no material effect on earnings and financial position.

         The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement deferred for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now applies to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted the standard as of July 1, 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings. Certain of the Company's holdings of equity instruments have been deemed derivatives pursuant to the criteria established in SFAS 133. The Company has designated certain of those derivatives as hedges. The adoption of SFAS 133 by the Company as of July 1, 2000 had no material effect on earnings and financial position.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which clarifies certain existing accounting principles for the
timing  of  revenue   recognition  and  its   classification  in  the  financial
statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. In anticipation of the merger between the Company and Time Warner Inc. being completed prior to December 31, 2000, the Company will adopt SAB 101 in the quarter ending December 31, 2000. The Company believes the adoption of SAB 101 will not be material to the earnings and financial position of the Company and it will mainly impact Enterprise revenues and cost of revenues.

Note 3.  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2000 and 1999:


                                                                                    Three months ended
                                                                                       September 30,
     (in millions, except per share data)                                               2000     1999
                                                                                     -------- --------
     Basic earnings per share:
     Net income available to common shareholders...................................  $   345  $   181
                                                                                     -------- --------
     Weighted average shares outstanding...........................................    2,328    2,231
     Basic earnings per share......................................................  $  0.15  $  0.08
                                                                                     ======== ========

     Diluted earnings per share:

     Net income available to common shareholders...................................  $   345  $   181
     Interest on convertible debt, net of tax......................................        2        2
                                                                                     -------- --------
     Adjusted net income available to common shareholders
        assuming conversion........................................................  $   347  $   183
                                                                                     -------- --------
     Weighted average shares outstanding...........................................    2,328    2,231
     Effect of dilutive securities:
        Employee stock options.....................................................      237      316
        Convertible debt...........................................................       38       40
                                                                                     -------- --------
     Adjusted weighted average shares and assumed conversions......................    2,603    2,587
                                                                                     ======== ========
     Diluted earnings per share....................................................  $  0.13  $  0.07
                                                                                     ======== ========

         Excluded from the diluted share base calculation above for the three months ended September 30, 2000 are incremental weighted shares of approximately
13.6 million and approximately 35 million related to convertible subordinated notes and stock options, respectively. Excluded from the diluted share base calculation above for the three months ended September 30, 1999 are incremental weighted shares of approximately 23.1 million related to stock options. The shares related to the convertible subordinated notes are excluded due to their antidilutive effect as a result of adjusting net income by $6 million for interest expense (net of tax) that would be forfeited if the notes were converted to equity. The shares related to the stock options are excluded due to their antidilutive effect as a result of the option's exercise prices being greater than the average market price of the common shares during the three months ended September 30, 2000 and September 30, 1999.

Note 4.    Comprehensive Income

         For the three months ended September 30, 2000 and 1999, comprehensive income was $192 million and $437 million, respectively. The difference between net income and comprehensive income for each period presented is due to net unrealized gains or losses on available-for-sale securities.

Note 5.  Business Developments

         During the quarter ended September 30, 2000, the Company completed its mergers with Quack.com, Inc., iAmaze, Inc., LocalEyes Corporation and Prophead Development, Inc. (the "Merged Companies") in separate transactions. In total, the Company exchanged approximately 4.6 million shares of common stock for all the outstanding common and/or preferred shares of the merged companies in transactions that were accounted for as poolings-of-interests. As the Merged Companies historical results of operations were not material in relation to those of the Company, the financial information prior to the quarter ended June 30, 2000 has not been restated to reflect these mergers.

         The Company recognized charges of $6 million related to the Merged Companies, consisting mainly of investment banking and legal services. As of September 30, 2000, approximately $5 million of the merger related costs had been paid. The Company expects the remaining costs associated with the mergers to be paid by December 31, 2000.

Note 6.  Segment Information

         America Online has four major lines of businesses:
         o the Interactive Services Group,
         o the Interactive Properties Group,
         o the AOL International Group, and
         o the Netscape Enterprise Group.

         The Interactive Services Group and the Netscape Enterprise Group are the only two reportable segments. The results of the Interactive Properties Group and the AOL International Group have been combined in the "Other Segments" line shown below. Prior period information has been restated to conform to the current presentation. There are no intersegment revenues between the four operating segments. Shared support service functions such as human resources, facilities management and other infrastructure support groups are allocated based on usage or headcount, where practical, to the four operating segments. Charges that cannot be allocated are reported as general and administrative costs and are not allocated to the segments. Special charges determined to be significant are reported separately in the Condensed Consolidated Statements of Operations and are not assigned or allocated to the segments. All other accounting policies are applied consistently to the segments, where applicable.

     A summary of the segment financial information is as follows:


                                                        Three months ended
                                                          September 30,
                                                        2000         1999
                                                   ------------  -----------
                                                      (Amounts in millions)

     Revenues:
     Interactive Services Group (1)..............       $1,726      $1,290
     Netscape Enterprise Group (2)...............          120         122
     Other Segments (3)..........................          129          65
                                                   ------------  -----------
         Total revenues..........................       $1,975      $1,477

     Income (loss) from operations:

     Interactive Services Group (1)..............       $  494       $  325
     Netscape Enterprise Group(2)................           50           18
     Other Segments (3)..........................           57           15
     General and Administrative (4)..............         (117)         (98)
     Other charges...............................           (6)           -
                                                   ------------  -----------
         Total income from operations............       $  478       $  260

(1) For the three months ended September 30, 2000 and 1999, the Interactive Services Group includes online service revenues of $1,206 million and $995 million, respectively; advertising, commerce and other revenues of $520 million and $295 million, respectively; and goodwill and other intangible assets amortization of $12 million and $11 million, respectively.

(2) For the three months ended September 30, 2000 and 1999, the Netscape Enterprise Group is comprised solely of enterprise revenues.

(3) For the three months ended September 30, 2000 and 1999, Other Segments are comprised solely of advertising, commerce and other revenues and include goodwill and other intangible assets amortization of $10 million and $7 million, respectively.

(4)  Bad debt has been allocated to the applicable segment.

     The Company does not have any material revenues and/or assets outside the United States and no single customer accounts for more than 10% of total revenues.

Note 7.  Subsequent Events

         Time Warner Merger

         On January 10, 2000, the Company and Time Warner Inc. announced that they had entered into an Agreement and Plan of Merger, dated as of January 10, 2000 (the "Merger Agreement"), which sets forth the terms and conditions of the proposed merger of equals of America Online and Time Warner. Pursuant to the Merger Agreement, America Online and Time Warner have formed AOL Time Warner and each holds one share of AOL Time Warner. AOL Acquisition Sub, a newly formed and wholly owned subsidiary of AOL Time Warner, will be merged with and into America Online, with stockholders of America Online receiving one share of AOL Time Warner common stock for each share of America Online Common Stock, and TW Acquisition Sub, a newly formed and wholly owned subsidiary of AOL Time Warner, will be merged with and into Time Warner, with common stockholders of Time Warner receiving 1.5 shares of AOL Time Warner common stock for each share of Time Warner common stock. As a result of the merger, the separate corporate existence of each of AOL Acquisition Sub and TW Acquisition Sub will cease and each of America Online and Time Warner will survive the merger as a wholly owned subsidiary of AOL Time Warner. The merger was approved by the stockholders of each of America Online and Time Warner on June 23, 2000. In addition, the European Union Commission approved the merger on October 11, 2000. The merger is expected to close in the fall of 2000 and is subject to customary closing conditions, including required U.S. government regulatory approvals, which the companies are in the process of seeking. There can be no assurance that such approvals can be obtained.

         Redemption of Notes

         The Company has issued a notice of its election to exercise its option to redeem in whole, the 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes") on November 15, 2000. Under the redemption prices set forth in the Notes, the Company will be obligated to redeem the outstanding Notes at a price of 101.6% (expressed as a percentage of principal amount) together with accrued interest at the date of redemption. Noteholders may convert their Notes to shares of the Company's common stock on or prior to the redemption date. The principal amount, net of unamortized discount, was $244 million as of September 30, 2000.

Note 8. Legal Proceedings

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Founded in 1985, America Online, Inc., based in Dulles, Virginia, is the world's leader in interactive services, Web brands, Internet technologies, and electronic commerce services. The Company operates two worldwide Internet services, the AOL service, with more than 25 million members, and the CompuServe service, with more than 2.8 million members; several leading Web brands including ICQ, AOL Instant Messenger and Digital City, Inc.; the Netscape Netcenter and AOL.COM Internet portals; the Netscape Communicator client software, including the Netscape Navigator browser; AOL Moviefone, the nation's number one movie listing guide and ticketing service; MapQuest.com, a leader in destination information solutions; and Spinner Networks Incorporated and Nullsoft, Inc., leaders in Internet music. Through its strategic alliance with Sun Microsystems, Inc., the Company also develops and offers easy-to-deploy, end-to-end electronic commerce and enterprise solutions under the iPlanet brand for companies operating in and doing business on the Internet.

Consolidated Results of Operations

         Revenues

         The following table and discussion highlights the revenues of the Company for the three months ended September 30, 2000 and 1999:


                                                              Three Months Ended
                                                                 September 30,
                                                               2000            1999
                                                         --------------- ---------------
                                                               (Dollars in millions)
Revenues:
Subscription services................................... $1,206   61.1%  $  995   67.4%
Advertising, commerce and other.........................    649   32.9      360   24.4
Enterprise solutions....................................    120    6.0      122    8.2
                                                         ------- ------- ------- -------
Total revenues.......................................... $1,975  100.0%  $1,477  100.0%

         The Company generates three main types of revenues: subscription services; advertising, commerce and other; and enterprise solutions. Subscription services revenues are generated from customers subscribing to the Company's AOL and CompuServe services. Advertising, commerce and other revenues are non-subscription based and are generated mainly from businesses marketing to the Company's base of subscribers and users across its multiple brands. Advertising, commerce and other revenues principally consist of advertising and related revenues, fees associated with electronic commerce and the sale of merchandise. Enterprise solutions revenues consist principally of product licensing fees and fees from technical support, consulting and training services offered through the Company's strategic alliance with Sun Microsystems, Inc., ("Sun Microsystems").

                  Subscription Services Revenues

          For the three months ended September 30, 2000, subscription services revenues increased from $995 million to $1,206 million, or 21%, over the three months ended September 30, 1999. This increase was primarily attributable to a 32% increase in the average number of U.S. subscribers for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, offset in part by an 8.4% decrease in the average monthly subscription services revenue per U.S. subscriber. The decrease in the average monthly subscription services revenue per U.S. subscriber is due to the mix of multiple price points offered by the Company's various brands and services, as well as certain promotional bundling programs. Under these bundling programs, customers of the Company's commerce partners typically receive a subscription to the Company's online services as a result of purchasing a product from the commerce partner. The Company records subscription revenues under these bundling programs based upon the net amount received from the commerce partner.

         At September 30, 2000, the Company had approximately 24.6 million AOL service subscribers, including 20.3 million in the United States. Also at that date, the Company had approximately 2.8 million CompuServe service subscribers, with 2.0 million in the United States. The Company also has approximately 883,000 worldwide custom solution subscribers on alternate branded services that are provided in conjunction with the Company's partners.

                  Advertising, Commerce and Other Revenues

         The following table summarizes the material components of advertising, commerce and other revenues for the three months ended September 30, 2000 and 1999:


                                                                Three Months Ended
                                                                   September 30,
                                                               2000            1999
                                                         --------------- ---------------
                                                               (Dollars in millions)

Advertising and electronic commerce fees................ $  534   82.3%   $ 274   76.1%
Merchandise.............................................     61    9.4       47   13.1
Other...................................................     54    8.3       39   10.8
                                                         ------- ------- ------- -------
Total advertising, commerce and other revenues.......... $  649  100.0%   $ 360  100.0%

         Advertising, commerce and other revenues, which consist principally of advertising and related revenues, fees associated with electronic commerce and the sale of merchandise across the Company's multiple brands, increased by 80%, from $360 million in the three months ended September 30, 1999 to $649 million in the three months ended September 30, 2000.

         Advertising and electronic commerce fees increased by 95%, from $274 million in the three months ended September 30, 1999 to $534 million in the three months ended September 30, 2000. The increase is primarily attributable to additional advertising and electronic commerce fees on the Company's AOL service, as well as the Company's other branded services and portals. At September 30, 2000, the Company's advertising and commerce backlog, representing the contract value of advertising and commerce agreements signed, less revenues already recognized from these agreements, was approximately $3 billion, up approximately $1 billion from September 30, 1999. Merchandise sales increased by 30%, from $47 million in the three months ended September 30, 1999 to $61 million in the three months ended September 30, 2000. The increase was mainly attributable to improved response rates to advertising, as well as a larger base of subscribers.

                  Enterprise Solutions Revenues

          Enterprise solutions revenues, which consist principally of product licensing fees and fees from technical support, consulting and training services decreased by 2%, from $122 million in the three months ended September 30, 1999 to $120 million in the three months ended September 30, 2000. The decrease was primarily due to a decrease in contractual obligations from Sun Microsystems, offset in part by an increase in license and service revenues generated through the alliance with Sun Microsystems. In addition, as a result of additional products being considered collaborative (jointly developed by Netscape and Sun Microsystems), when these collaborative products are sold by Sun Microsystems personnel, the Company records as revenue the net payments received from Sun Microsystems. While this results in a slower growth of reported revenues, the gross margin and income from operations has continued to grow. Refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements, as well as the segment results of operations discussion later in this section.

         Costs and Expenses

         The following table and discussion highlights the costs and expenses of the Company for the three months ended September 30, 2000 and 1999:


                                                                 Three Months Ended
                                                                   September 30,
                                                               2000            1999
                                                         --------------- ---------------
                                                               (Dollars in millions)

Total revenues.......................................... $1,975  100.0%  $1,477  100.0%

Costs and expenses:
Cost of revenues........................................ $  928   47.0%  $  792   53.6%
Sales and marketing.....................................    298   15.1      213   14.4
Product development.....................................     60    3.0       71    4.8
General and administrative..............................    183    9.3      123    8.4
Amortization of goodwill and other intangible assets....     22    1.1       18    1.2
Merger charges..........................................      6    0.3        -      -
                                                         ------- ------- ------- -------
Total costs and expenses................................ $1,497   75.8%  $1,217   82.4%

                  Cost of Revenues

         Cost of revenues includes network-related costs, consisting primarily of data network costs; personnel and related costs associated with operating the data centers, data network and providing customer support; billing, consulting and technical support/training; host computer and network equipment costs; and the costs of merchandise sold.

         Cost of revenues increased by 17%, from $792 million in the three months ended September 30, 1999 to $928 million in the three months ended September 30, 2000, and decreased as a percentage of total revenues from 53.6% to 47.0%. The increase in cost of revenues in the three months ended September 30, 2000 compared to the same period a year ago was primarily attributable to increases in data network costs; personnel and related costs associated with operating the data centers, data network and providing customer support; costs related to the Company's new custom services and costs related to the AOL premium services introduced recently under the AOL Anywhere strategy. Data network costs increased primarily as a result of the larger member base and increased usage per customer. Costs related to the Company's new custom services are a result of the Company's agreement with Gateway, Inc., which was entered into in October, 1999. Personnel and related costs associated with operating the data centers, data network and providing customer support increased primarily as a result of the requirements of supporting a larger data network and a larger customer base. The decrease in cost of revenues as a percentage of total revenues was primarily attributable to growth of the higher margin advertising, commerce and other revenues, as well as a decrease in network-related costs as a percentage of subscription services revenue. The decrease in network-related costs as a percentage of subscription services revenue was primarily driven by an 18% decrease in the hourly network cost for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The decrease in the hourly network costs is mainly due to efficiencies the Company continues to realize as a result of its size and scale, as well as lower negotiated rates with its network providers. This decrease was partially offset by an increase in daily member usage, from an average of nearly 55 minutes per day in the three months ended September 30, 1999 to an average of approximately 58 minutes per day in the three months ended September 30, 2000.

                  Sales and Marketing

         Sales and marketing expenses include the costs to acquire and retain subscribers, the operating expenses associated with the sales and marketing organizations and other general marketing costs to support the Company's multiple brands.

         For the three months ended September 30, 2000, sales and marketing expenses increased from $213 million to $298 million, or 40%, over the three months ended September 30, 1999, and remained relatively unchanged as a percentage of total revenues. The increase in sales and marketing expenses for the three months ended September 30, 2000 was primarily attributable to an increase in brand advertising costs related to the AOL service, partially offset by a decrease in sales and sales support functions in the enterprise group.

                  Product Development

         Product development costs include research and development expenses and other product development costs including support and maintenance of the Company's multiple interactive products. For the three months ended September 30, 2000, product development costs decreased from $71 million to $60 million, or 15%, over the three months ended September 30, 1999, and decreased as a percentage of total revenues from 4.8 % to 3.0%. The decrease in product development costs was primarily due to the timing of projects eligible for capitalization, including the AOL 6.0 development and an increase in AOL Anywhere initiatives. The decrease in product development costs as a percentage of total revenues was primarily a result of the substantial growth in total revenues, as well as the increase in capitalized projects.

                  General and Administrative

          For the three months ended September 30, 2000, general and administrative expenses increased from $123 million to $183 million, or 49%, over the three months ended September 30, 1999, and increased as a percentage of total revenues from 8.4% to 9.3%. The increase in general and administrative costs for the three months ended September 30, 2000, was primarily attributable to an increase in bad debt expense, increased personnel costs, and increased other professional services and fees, primarily legal fees. The increase in bad debt expense was due to the growth of the CompuServe rebate program, the extension of the collection period for subscription fees on the AOL service instituted during the last fiscal year, and the overall growth of subscription services and advertising, commerce and other revenues.

                  Amortization of Goodwill and Other Intangible Assets

          Amortization of goodwill and other intangible assets increased to $22 million in the three months ended September 30, 2000 from $18 million in the three months ended September 30, 1999. The increase in amortization expense during the three months ended September 30, 2000 compared to the same period a year ago is primarily attributable to an intangible asset associated with the acquisition cost of Gateway.net subscribers in December 1999 and goodwill associated with the remaining 20% interest of Digital City acquired from The Tribune Company in May 2000.

                  Merger Charges

          During the three months ended September 30, 2000, the Company recognized charges of $6 million primarily related to the mergers of Quack.com, Inc., iAmaze, Inc., LocalEyes Corporation and Prophead Development, Inc. consisting mainly of investment banking and legal services. As of September 30, 2000, approximately $5 million of the merger related costs had been paid. The Company expects the remaining costs associated with the merger to be paid by December 2000. Refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements for further information related to the merger costs.

         Other Income, net

         Other income, net consists primarily of investment income and non-operating gains net of interest expense and non-operating charges. The Company had other income of $89 million and $39 million for the three months ended September 30, 2000 and 1999, respectively. The increase in other income for the three months ended September 30, 2000 was primarily attributable to an increase in interest income and net realized gains on investments, partially offset by losses from equity investees and an increase in interest expense.

          The Company's investment portfolio of available-for-sale securities is primarily invested in Internet and technology companies. These available-for-sale equity investments are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries the Company is invested in. The Company has realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies the Company is invested in. The Company's objective with its investments is to minimize the impact of stock market declines to the Company's earnings and cash flows. Beyond the control of the Company, however, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on the operating results of the Company in future periods.

         Provision for Income Taxes

         The provision for income taxes was $222 million and $118 million during the three months ended September 30, 2000 and 1999, respectively. The increase in the provision for income taxes during the three months ended September 30, 2000 compared to the same period last year is a direct result of the Company's increase in pre-tax income. Income tax expense for the three months ended September 30, 2000 includes $220 million for U.S. federal and state income taxes and $2 million for foreign taxes. As of September 30, 2000, the Company had net operating loss carryforwards of approximately $10.4 billion, primarily resulting from stock option exercises, available to offset future U.S. federal taxable income.

Segment Results of Operations

         The Company currently has four operating segments, of which two are reportable segments, that share the same infrastructure. For further information regarding segments, refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements.

         A summary of the segment financial information is as follows:

                                                       Three months ended
                                                          September 30,
                                                        2000         1999
                                                   ------------  -----------
                                                      (Amounts in millions)

     Revenues:
     Interactive Services Group (1)..............       $1,726       $1,290
     Netscape Enterprise Group (2)...............          120          122
     Other Segments (3)..........................          129           65
                                                   ------------  -----------
         Total revenues..........................       $1,975       $1,477

     Income (loss) from operations:

     Interactive Services Group (1)..............       $  494       $  325
     Netscape Enterprise Group(2)................           50           18
     Other Segments (3)..........................           57           15
     General and Administrative (4)..............         (117)         (98)
     Other charges...............................           (6)           -
                                                   ------------  -----------
         Total income from operations............       $  478       $  260


(1) For the three months ended September 30, 2000 and 1999, the Interactive Services Group includes online service revenues of $1,206 million and $995 million, respectively; advertising, commerce and other revenues of $520 million and $295 million, respectively; and goodwill and other intangible assets amortization of $12 million and $11 million, respectively.

(2) For the three months ended September 30, 2000 and 1999, the Netscape Enterprise Group is comprised solely of enterprise revenues.

(3) For the three months ended September 30, 2000 and 1999, Other Segments are comprised solely of advertising, commerce and other revenues and include goodwill and other intangible assets amortization of $10 million and $7 million, respectively.

(4)  Bad debt has been allocated to the applicable segment.

         For an overview of the segment revenues, refer to the consolidated results of operations discussion earlier in this section.

         Interactive Services Group income from operations increased from $325 million during the three months ended September 30, 1999 to $494 million during the three months ended September 30, 2000. This increase is mainly the result of increases in subscription services and advertising, commerce and other revenues coupled with increased network efficiencies.

         Netscape Enterprise Group income from operations increased from $18 million during the three months ended September 30, 1999 to $50 million during the three months ended September 30, 2000. This increase is mainly attributable to a decline in operating expenses, as the Netscape Enterprise Group began to realize efficiencies from using the Company's infrastructure.

         Other Segments income from operations increased from $15 million during the three months ended September 30, 1999 to $57 million during the three months ended September 30, 2000. This increase is mainly attributable to an increase in Interactive Properties advertising revenues partially offset by an increase in general and administrative costs and marketing costs.

Liquidity and Capital Resources

         The Company is currently financing its operations primarily through cash generated from operations. In addition, the Company has generated cash from the sale of its convertible notes, the sale of its investments in marketable securities and the sale of its capital stock. In addition to purchasing telecommunications equipment, the Company also enters into operating leases for the use of this equipment. Net cash provided by operating activities was $395 million and $466 million for the three months ended September 30, 2000 and 1999, respectively, and decreased primarily due to the timing of cash receipts related to advertising deals that closed during the quarter ended September 30, 1999, as well as the timing of payments related to operating expenses, offset slightly by the Company's increase in net income. Net cash used in investing activities was $927 million and $137 million during the three months ended September 30, 2000 and 1999, respectively. Cash used in investing activities included the purchase of $697 million and $94 million of investments classified as available-for-sale securities during the three months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities was $81 million and $94 million for the three months ended September 30, 2000 and 1999, respectively.

         The Company uses its working capital to finance ongoing operations and to fund marketing and the development of its products and services. The Company plans to continue to invest in network, computing and support infrastructure, as well as subscriber acquisition, retention and brand marketing to expand its subscriber base. Additionally, the Company expects to use a portion of its cash for the acquisition and subsequent funding of technologies, content, products or businesses complementary to the Company's current business. The Company anticipates that cash on hand and cash provided by operating activities will be sufficient to fund the operations of the Company's current business for the next twelve months. The Company currently has approximately $3.7 billion available for issuance under a shelf registration filed in May 1999.

         The Company has issued a notice of its election to exercise its option to redeem in whole, the 4% Convertible Subordinated Notes due November 15, 2002 (the "Notes") on November 15, 2000. As a result of this notice, the Company expects the majority of the Noteholders to convert their Notes into the Company's common stock on or before the date of redemption.

Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA")

         The following table and discussion summarizes EBITDA for the three months ended September 30, 2000 and 1999:

                                                  Three Months Ended
                                                    September 30,
                                                  2000         1999
                                              ------------  ------------
                                                (Amounts in millions)

EBITDA(as adjusted).........................      $599         $337


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

         For the three months ended September 30, 2000, EBITDA increased from $337 million to $599 million or 78% over the same period a year ago. This increase is mainly due to the significant increase in income before taxes (excluding special charges) from $299 million during the three months ended September 30, 1999 to $573 million during the three months ended September 30, 2000.

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

Inflation

         The Company believes that inflation has not had, and will not have in the near future, a material effect on its results of operations.

Forward-Looking Statements

         This report and other oral and written statements made by the Company to the public contain and incorporate by reference forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. In particular, statements regarding the following subjects are forward-looking: the proposed AOL/Time Warner merger; future financial and operating results; anticipated subscriber, usage, advertising and commerce growth; new and developing markets, products, services, features and content; anticipated timing and benefits of acquisitions and other alliances and relationships; new platforms and access and distribution technologies; and regulatory developments, including the Company's ability to shape public policy in, for example, telecommunications, privacy and tax areas.

         The forward-looking statements are based on management's current expectations or beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Some of these factors and uncertainties include: inability to obtain, or meet conditions imposed for, governmental approvals for the AOL/Time Warner merger; costs related to the merger; fluctuating market prices that could cause AOL Time Warner's stock value to be less than the current AOL or Time Warner stock value; the difficulty the market may have in valuing the AOL Time Warner business model; the risk that the Company and Time Warner businesses will not be integrated successfully; the failure of AOL Time Warner to realize anticipated benefits of the AOL/Time Warner merger; and other economic, business, competitive and/or regulatory factors affecting the Company's business generally. For a discussion of other factors that could cause actual results to differ materially from those described in the forward-looking statements, please refer to the section entitled "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. The Company, generally, does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company is exposed to immaterial levels of market risk related to changes in foreign currency exchange rates and interest rates.

         The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public companies for business and strategic purposes, most of which are Internet and technology companies. These securities are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which the Company has invested. These securities, which are classified in "Investments including available-for-sale securities," include available-for-sale securities, restricted securities and derivatives and hedged securities. The Company has realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which the Company is invested. As of September 30, 2000, the Company had securities classified as available-for-sale investments with a fair market value of $1,902 million and a cost basis of $1,405 million. Also included in "Investments including available-for-sale securities" are certain restricted securities with a cost basis of $1,770 million. In addition, pursuant to the criteria established in SFAS 133, which the Company adopted as of July 1, 2000, "Investments including available-for-sale securities" include equity instruments that are classified as derivatives and equity securities with associated put options, which are classified as hedges. At September 30, 2000, these securities had a fair value of $384 million. Changes in the value of these securities are recorded in other income, or for certain of the derivatives classified as hedges, in other comprehensive income. Gross unrealized gains of $770 million and gross unrealized losses of $237 million have been recorded net of deferred taxes of $208 million as a separate component of stockholders' equity. The adoption of SFAS 133 by the Company has had no material effect on the Company's earnings and financial position for the period ending September 30, 2000. The Company's objective with its investments is to minimize the impact of stock market declines on the Company's earnings and cash flows. Continued market volatility, as well as mergers and acquisitions, have the potential to cause a material non-cash impact on the operating results of the Company in future periods.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On July 6, 2000, the Company acquired Prophead Development, Inc. in exchange for the issuance of 291,667 shares of Company Common Stock. The private placement is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 30, 2000, the Company acquired LocalEyes Corporation in exchange for the issuance of 249,591 shares of Company Common Stock. The private placement is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 31, 2000, the Company acquired Quack.com, Inc. in exchange for the issuance of 3,207,443 shares of Company Common Stock. The private placement is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 31, 2000, the Company acquired iAmaze, Inc. in exchange for the issuance of 821,839 shares of Company Common Stock. The private placement is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

Form      Item #    Description                                    Filing Date
----      ------    -----------                                    -----------
Form 8-K  5, 7      Announced the consummation of the              July 17, 2000
                    acquisition of MapQuest.com, Inc.

AMERICA ONLINE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICA ONLINE, INC.


DATE: November 9, 2000           SIGNATURE: /s/Stephen M. Case
                                            ------------------------------
                                            Stephen M. Case
                                            Chairman of the Board and
                                            Chief Executive Officer


DATE: November 9, 2000           SIGNATURE: /s/J. Michael Kelly
                                            ------------------------------
                                            J. Michael Kelly
                                            Senior Vice President and
                                            Chief Financial Officer